Form 10-Q
period 2013-06-30
UCP, Inc.
filed 2013-09-03
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-36001

UCP, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	90-0978085 (IRS Employer Identification No.)
99 Almaden Blvd., Suite 400, San Jose, CA 95113
(Address of principal executive offices, including Zip Code)

(408) 207-9499
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
On August 26, 2013, the registrant had 7,750,000 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three and Six Months Ended June 30, 2013

TABLE OF CONTENTS

Introductory Note

As used in this report, unless the context otherwise requires or indicates, references to “the Company,” “our Company,” “we,” “our” and “us” refer (1) prior to the July 23, 2013 initial public offering of Class A common stock, par value $0.01 per share ( “Class A common stock”) of UCP, Inc. (the “IPO”) and related transactions, to UCP, LLC and its consolidated subsidiaries and (2) after the IPO and related transactions, to UCP, Inc. and its consolidated subsidiaries. UCP, Inc. was incorporated on May 7, 2013 for the purpose of facilitating the IPO, and at June 30, 2013 had no material assets and engaged only in activities in contemplation of the IPO. UCP, LLC is a holding company for the entities that directly or indirectly own and operate the Company's business. The Company is a homebuilder and land developer, with significant land acquisition and entitlement expertise, in growth markets in Northern California and with a growing presence in attractive markets in the Puget Sound area of Washington State. References to “PICO” refer to PICO Holdings, Inc., which, prior to completion of the IPO, was the sole stockholder of UCP, Inc. and the sole member of UCP, LLC. Upon completion of the IPO, UCP, Inc. issued 7,750,000 shares of Class A common stock at a public offering price of $15.00 per share and received net proceeds of $108.1 million after deducting the underwriting discount, but before other offering expenses. UCP, Inc. purchased UCP, LLC Series B Units (as defined below) from UCP, LLC with the net proceeds from the IPO, which represented a 42.3% economic interest in UCP, LLC; PICO, through its ownership of UCP, LLC Series A Units (as defined below), holds the remaining 57.7% economic interest in UCP, LLC.

In connection with the IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), which will be held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which will be held solely by PICO (and its permitted transferees). UCP, Inc. purchased 7,750,000 UCP, LLC Series B Units with the net proceeds from the IPO. The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. Subsequent to the IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc. will operate and control all of the business and affairs and will consolidate the financial results of UCP, LLC and its subsidiaries.

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock, and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit held by PICO. Holders of our Class A common stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of July 23, 2013, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provide PICO with 57.7% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, effectively providing PICO with control over the outcome of votes on all matters requiring approval by our stockholders.

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of June 30, 2013, giving effect to the Class A common stock that we would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, we would have 18,343,000 shares of Class A common stock outstanding. In addition, in connection with the IPO, we issued an aggregate of 430,333 Class A restricted stock units to the members of our management team, other officers and employees and directors. These Class A restricted stock units vest at various points in time through 2015, and we will issue Class A common stock on a one-for-one basis in connection with the vesting of each Class A restricted stock unit. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

In connection with the IPO, UCP, Inc. entered into a Tax Receivable Agreement with PICO (and certain permitted assignees thereof) that provides for the payment from time to time by UCP, Inc. to such persons of 85% of the amount of the tax benefits, if any, that UCP, Inc. realizes as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to UCP, Inc.'s entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. In connection with the IPO, UCP, Inc. also entered into a Transition Services Agreement with PICO, pursuant to which PICO provides certain services to UCP, Inc. for a limited period of time, including, among other things, accounting, human resources and information technology services.

UCP, Inc. expects that the amounts it will pay PICO pursuant to the Transition Services Agreement will be similar to the amount of costs that PICO historically allocated to UCP, LLC for similar services. The initial term of the Transition Services Agreement is one year, after which UCP, Inc. has the right to renew for up to two ninety day periods.

Additionally, pursuant to an Investor Rights Agreement that UCP, Inc. entered into with PICO in connection with the IPO, PICO has the right to nominate two individuals for election to UCP, Inc.'s board of directors for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% (in each case, excluding shares of any of UCP, Inc.'s common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares). However, the Investor Rights Agreement does not entitle PICO to nominate individuals for election to UCP, Inc.'s board of directors if their election would result in PICO nominees comprising more than two of UCP, Inc.'s directors (for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock) or one of UCP, Inc.'s directors (for as long as PICO owns at least 10% of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock).

As discussed in UCP, LLC's unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six month periods then ended, the historical condensed consolidated financial statements of UCP, LLC have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America and were derived from PICO's condensed consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to UCP, LLC's operations. UCP, LLC's financial statements and results of operations are not necessarily indicative of future performance and do not reflect what financial performance would have been had UCP, LLC been a stand-alone public company during the periods presented.

UCP, Inc.
BALANCE SHEET
(Unaudited)

June 30, 2013
Assets:
Cash	$100
Total assets	$100

Total liabilities	$—
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	$1
Additional paid-in-capital	99
Total stockholder’s equity	100
Total liabilities and stockholder’s equity	$100
See accompanying notes to the balance sheet.

UCP, Inc.
NOTES TO THE BALANCE SHEET
June 30, 2013
(Unaudited)

1. Background and Basis of Presentation

UCP, Inc., a Delaware corporation (the “Company”), was incorporated on May 7, 2013 for the purpose of facilitating an initial public offering (the “IPO”). At June 30, 2013, the Company had no material assets, no liabilities and had conducted no operations, and engaged only in activities in contemplation of the IPO.

The accompanying balance sheet of the Company was prepared in conformity with accounting principles generally accepted in the United States of America.

As of June 30, 2013, the Company had authorized 1,000 shares of common stock, par value $0.01 per share, 100 of which were issued and outstanding as of such date. As of June 30, 2013, all of the Company's outstanding common stock was held by PICO Holdings, Inc. (“PICO”).

2. Subsequent Events

The Company completed its IPO on July 23, 2013 and purchased a 42.3% economic interest in UCP, LLC with the net proceeds. In connection with the IPO, the Company became the sole managing member of UCP, LLC, the entity through which it conducts its post-IPO operations. As the sole managing member of UCP, LLC, the Company will control all of the business and affairs of UCP, LLC and its subsidiaries and will consolidate the results of operations of UCP, LLC in its condensed consolidated financial statements. Subsequent to the IPO and related transactions, the Company's sole material asset is its 42.3% economic interest in UCP, LLC; PICO holds the remaining 57.7% interest in UCP, LLC.

Subsequent events have been evaluated through September 3, 2013, the date the balance sheet was available to be issued.

UCP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,788	$10,324
Real estate inventories	147,836	125,367
Fixed assets, net	860	680
Receivables	243	243
Other assets	2,960	920
Total assets	$153,687	$137,534

Liabilities and member’s equity:
Accounts payable and accrued liabilities	$11,662	$6,107
Debt	33,259	29,112
Total liabilities	44,921	35,219

Commitments and contingencies (Note 7)

Member’s equity	108,766	102,315
Total liabilities and member’s equity	$153,687	$137,534

See accompanying notes to condensed consolidated financial statements.

UCP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(Unaudited)
(In thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUE:
Homebuilding	$20,907	$1,435	$25,240	$2,968
Land development	6,815	—	14,285	2,002
Total revenue	27,722	1,435	39,525	4,970

COSTS AND EXPENSES:
Cost of sales - homebuilding	16,482	1,057	19,942	2,119
Cost of sales - land development	5,136	9	9,716	1,358
Sales and marketing	2,099	238	3,231	459
General and administrative	5,326	2,386	8,806	4,594
Total costs and expenses	29,043	3,690	41,695	8,530
Loss from operations	(1,321)	(2,255)	(2,170)	(3,560)
Other income (expense), net	224	93	263	301
Net loss	(1,097)	(2,162)	(1,907)	(3,259)
Other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive loss	$(1,097)	$(2,162)	$(1,907)	$(3,259)

 See accompanying notes to condensed consolidated financial statements.

UCP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(Unaudited)
(In thousands)

Total Member’s Equity
Balance at January 1, 2013	$102,315
Member contributions	33,956
Repayments of member contributions	(25,598)
Net loss	(1,907)
Balance at June 30, 2013	$108,766

Balance at January 1, 2012	$92,992
Member contributions	19,879
Repayments of member contributions	(1,817)
Net loss	(3,259)
Balance at June 30, 2012	$107,795

See accompanying notes to condensed consolidated financial statements.

UCP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(1,907)	$(3,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Abandonment of real estate inventories	12	68
Depreciation	113	66
Changes in operating assets and liabilities:
Real estate inventories	(17,790)	(15,812)
Receivables	—	5
Other assets	(2,040)	405
Accounts payable and accrued liabilities	5,555	2,168
Net cash used in operating activities	(16,057)	(16,359)
Investing activities:
Purchases of fixed assets	(293)	(408)
Net cash used in investing activities	(293)	(408)
Financing activities:
Cash contributions from member	33,956	19,879
Repayments of member contributions	(25,598)	(1,817)
Proceeds from debt	10,011	1,001
Repayment of debt	(10,555)	(2,789)
Net cash provided by financing activities	7,814	16,274
Net decrease in cash and cash equivalents	(8,536)	(493)
Cash and cash equivalents – beginning of period	10,324	2,276
Cash and cash equivalents – end of period	$1,788	$1,783

Supplemental disclosure of cash flow information:
Debt incurred to acquire real estate inventories	$4,691	$360
Accrued offering cost	$1,678	$—
See accompanying notes to condensed consolidated financial statements.

UCP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2013 and 2012
(Unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business Description and Organizational Structure of the Company:

UCP, LLC, a Delaware limited liability company (together with its consolidated subsidiaries, “UCP” or the “Company”), is a wholly-owned subsidiary of PICO Holdings, Inc. (“PICO”), a NASDAQ listed diversified holding company, as of June 30, 2013. The Company is a homebuilder and land developer in Northern California and the Puget Sound area of Washington State. As described in Note 9 - Subsequent Events, UCP, Inc. completed the initial public offering of its Class A common stock, par value $0.01 per share (“Class A Common Stock”) on July 23, 2013 (the “IPO”). In connection with the IPO, UCP, Inc. became the sole managing member of UCP, LLC and purchased a 42.3% economic interest in UCP, LLC with the net proceeds, with PICO retaining the remaining 57.7% economic interest in UCP, LLC.

Prior to completion of the IPO, the Company was funded primarily though contributions from PICO. As of June 30, 2013 and December 31, 2012, the Company's capital structure was comprised solely of PICO's membership interests and the Company did not have any outstanding shares. During the six months ended June 30, 2013 and 2012, the Company received $34.0 million and $19.9 million, respectively in contributions from PICO. As the Company generated excess cash, primarily from the sale of real estate inventories, it repaid $25.6 million and $1.8 million of the contributions to PICO during the six months ended June 30, 2013 and 2012, respectively. Subsequent to the IPO, the Company does not anticipate receiving additional contributions from PICO or repaying any remaining contributions to PICO.

For the periods prior to the completion of the IPO, PICO allocated expenses to the Company for certain corporate services and other expenses. The material costs allocated were payroll and benefits, which were allocated based on estimated time for the services provided. These allocations include payroll and benefits related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury. The total amounts of the cost allocations from PICO were approximately $270,000 and $306,000 for the three months ended June 30, 2013 and 2012, and $525,000 and $574,000, for the six months ended June 30, 2013 and 2012, respectively. These cost allocations are primarily reflected within general and administrative expenses in the Company's condensed consolidated statements of operations. The Company's management believes the basis on which the expenses have been allocated is a reasonable reflection of the services and other benefits received by the Company during the periods presented, and that the financial statements reflect all of the costs of doing business related to the Company's operations, including expenses incurred by PICO on the Company's behalf.

After completion of the IPO, the Company will ultimately assume responsibility for the costs and performance of many of the functions historically undertaken by PICO. The allocations may not reflect the expense the Company would have incurred as a stand-alone public company for the periods presented. Actual costs that may have been incurred if the Company was a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas. Following completion of the IPO, the Company expects PICO to continue to provide accounting, human resources and information technology functions on a transitional basis for a fee pursuant to a Transition Services Agreement.

Subsequent to the IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc. will control all of the business and affairs of UCP, LLC and its subsidiaries and will consolidate the results of operations of UCP, LLC in its condensed consolidated financial statements.

Basis of Presentation:

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012, which are included in UCP, Inc.'s prospectus that was filed by UCP, Inc. with the Securities and Exchange Commission (“SEC”) on July 18, 2013. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company’s results for the interim periods presented. The results for interim periods are not indicative of the results to be expected for the full year.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, warranty reserves and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2013 and December 31, 2012, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

As of June 30, 2013, loans with aggregate commitments of $17.1 million and an aggregate outstanding balance of $6.0 million were guaranteed by PICO. These loans are secured by liens on the projects that they finance. PICO has provided payment and completion guarantees with respect to these loans. In addition, PICO has agreed to indemnify the lender for any losses it may suffer in connection with hazardous materials on the financed property.

The Company is often required to provide performance bonds to governmental authorities and others to ensure the completion of its projects. As of June 30, 2013, PICO had guaranteed the Company’s obligations under performance bonds with an aggregate amount of $9.8 million. The Company does not expect PICO to provide additional guarantees, indemnities or any other forms of credit support after completion of the IPO.

Segment Reporting:

The Company determined that its operations are organized into two reportable segments: homebuilding and land development. In accordance with the aggregation criteria defined in the applicable accounting guidance, the Company considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results and underlying supply and demand in determining its reportable segments.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Real Estate Inventories and Cost of Sales:

The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to sales and marketing or general and administrative as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable.

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales - homebuilding includes the allocation of construction costs of each home and all applicable land acquisition, real estate development and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Cost of sales - land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes. Abandonment charges during the three months ended June 30, 2013 and 2012, were $3,000 and $9,000, respectively, and were $12,000 and $68,000 during the six months ended June 30, 2013 and 2012, respectively. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. At June 30, 2013 and December 31, 2012, the Company had real estate inventories of $7.6 million and $2.9 million, respectively, classified as held for sale.

Impairment of Real Estate Inventories:

The Company records an impairment loss when conditions exist where the carrying amount of real estate is not fully recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. The Company prepares and analyzes cash flows at the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets.

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales - land development. No such losses were recorded during the three and six months ended June 30, 2013 and 2012.

When estimating undiscounted future cash flows of our real estate assets, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available on the market, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs incurred to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. The Company did not have any real estate assets for which the estimated undiscounted future cash flows were not in excess of their carrying values.

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period of development. Interest capitalized as a cost of real estate inventories is included in cost of sales - homebuilding or cost of sales - land development as related homes or real estate are sold. To the extent the Company’s debt exceeds the related asset under development, the Company expenses that portion of the interest incurred. Qualifying assets include projects that are actively selling or under development.

Fixed Assets, net:

Fixed assets are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computer software and hardware are depreciated over three years, office furniture and fixtures are depreciated over seven years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Depreciation expense is included in general and administrative expenses, and gains or losses on the sale of fixed assets are included in other income.

Receivables:

Receivables include amounts due from buyers for homes sold on the last day of the month and from utility companies for reimbursement of costs. At June 30, 2013 and December 31, 2012, the Company had no allowance for doubtful accounts recorded.

Other assets:

At June 30, 2013, other assets included amounts accrued related to the IPO. The detail of other assets is set forth below (in thousands):

	June 30, 2013	December 31, 2012
Deferred IPO costs	$1,783	$—
Customer deposits in escrow	461	388
Prepaid expenses	300	207
Deposits	416	325
	$2,960	$920

 Homebuilding and Land Development Sales and Profit Recognition:

In accordance with Financial Accounting Standard Board (“FASB”) issued Accounting Standard Codification Topic 360 (“ASC Topic 360”), Property, Plant, and Equipment, revenue from home sales and other real estate sales are recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement. The Company does not offer financing to any buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales, which is dependent on an allocation of costs.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales - homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount the Company expects to pay for warranty work. The Company assesses the adequacy of its warranty reserves on a quarterly basis and adjusts the amounts recorded, if necessary. Warranty reserves are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	June 30, 2013	December 31, 2012
Warranty reserves, beginning of period	$141	$102
Warranty reserves accrued	170	51
Warranty expenditures	(6)	(12)
Warranty reserves, end of period	$305	$141

Consolidation of Variable Interest Entities:

The Company enters into purchase and option agreements for the purchase of real estate as part of the normal course of business. These purchase and option agreements enable the Company to acquire real estate at one or more future dates at pre-determined prices. The Company believes these acquisition structures reduce its financial risk associated with real estate acquisitions and holdings and allow the Company to better manage its cash position.

Based on the provisions of the relevant accounting guidance, the Company concluded that when it enters into a purchase agreement to acquire real estate from an entity, a variable interest entity (“VIE”), may be created. The Company evaluates all option and purchase agreements for real estate to determine whether they are a VIE. The applicable accounting guidance requires that for each VIE, the Company assess whether it is the primary beneficiary and, if it is, the Company consolidates the VIE in its condensed consolidated financial statements in accordance with ASC Topic 810 - Consolidations, and would reflect such assets and liabilities as “Real estate inventories not owned.”

In order to determine if the Company is the primary beneficiary, it must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If the Company is not determined to control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company does have the ability to control such activities, the Company will continue its analysis by determining if it is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains.

In substantially all cases, creditors of the entities with which the Company have option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any VIE at June 30, 2013 and December 31, 2012.

Income Taxes:

The Company is a limited liability company which is treated as an entity that is disregarded from its owner for income tax purposes and is subject to certain minimal taxes and fees. However, income taxes on taxable income or losses realized by the Company are the obligation of PICO. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions.

Recently Issued Accounting Standards:

In February 2013, guidance that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors was issued. The guidance further provides for disclosure of the nature and amount of the obligation. The amendment is effective for interim and annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the effect of this standard will have on the condensed consolidated financial statements.

2.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deposits and pre-acquisition costs	$2,607	$2,177
Land held and land under development	119,734	110,463
Homes completed or under construction	21,445	9,441
Model homes	4,050	3,286
	$147,836	$125,367

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of June 30, 2013, the Company had $2.2 million of deposits pertaining to land purchase contracts for 1,255 lots with an aggregate purchase price of approximately $72.4 million, net of deposits.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales as related sales are recognized. For the three months ended June 30, 2013 and 2012, and for the six months ended June 30, 2013 and 2012, interest incurred was $624,000 and $445,000, and $1.3 million and $898,000, respectively, and was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	June 30,
	2013	2012
Interest expense capitalized as cost of home inventory	$887	$73
Interest expense capitalized as cost of land inventory	403	825
Total interest expense capitalized	1,290	898
Previously capitalized interest expense included in cost of sales - homebuilding	(358)	(33)
Previously capitalized interest expense included in cost of sales - land development	(7)	(41)
Net activity of capitalized interest	925	824
Capitalized interest expense in beginning inventory	4,620	3,431
Capitalized interest expense in ending inventory	$5,545	$4,255

3.    Fixed Assets, net

Fixed assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Computer hardware and software	$899	$667
Office furniture and equipment	230	169
Vehicles	79	79
	1,208	915
Accumulated depreciation	(348)	(235)
Fixed assets, net	$860	$680

Depreciation expense for the three months ended June 30, 2013 and 2012 was $62,000 and $37,000, respectively, and for the six months ended June 30, 2013 and 2012 was $113,000 and $66,000, respectively, and is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts payable and accrued expenses	$10,757	$5,263
Accrued payroll liabilities	600	703
Warranty reserves (Note 1)	305	141
	$11,662	$6,107

5.     Debt

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. The loans are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2013 and December 31, 2012, the lenders have not requested, and the Company has not obtained, any such appraisals. As of June 30, 2013, the Company had approximately $39.3 million of aggregate loan commitments and approximately $11.0 million of unused loan commitments. At June 30, 2013 and December 31, 2012, the weighted average interest rate on the Company’s outstanding debt was 6.5% and 6.7%, respectively.

Debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Acquisition Debt:
Interest rates from 4% to 4.75% - payments due through 2014	$5,365	$5,551
Interest rate of 5% - payments due through 2015	5,116	425
Interest rate of 6% - payments due through 2014	3,202	4,136
Interest rate of 6.5% - payments due through 2036	552	558
Interest rate of 10% - payments due through 2014	1,604	1,604
	15,839	12,274
Construction and Development Debt:
Interest rate of 6% - payments due through 2014	11,420	10,838
Interest rate of 10% - payments due through 2014	6,000	6,000
	17,420	16,838
Total debt	$33,259	$29,112

6.    Fair Value Disclosures

The accounting guidance regarding fair value disclosures defines fair value as the price that would be received for selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in accordance with ASC Topic 820 - Fair Value Measurements, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1—Quoted prices for identical instruments in active markets

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date

•	Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

As of June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$33,259	$34,859	$29,112	$28,184

Non-Financial Fair Value Measurements:

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. There were no non-financial fair value measurements during the six months ended June 30, 2013 or 2012.

7.    Commitments and Contingencies

Lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business, including actions brought on behalf of various classes of claimants. The Company is also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, the Company is subject to periodic examinations or inquiries by agencies administering these laws and regulations.

The Company records a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. The accrual for these matters is based on facts and circumstances specific to each matter and the Company revises these estimates when necessary.

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At June 30, 2013 and December 31, 2012, the Company did not have any accruals for asserted or unasserted matters.

The Company obtains surety bonds in the normal course of business to ensure completion of certain infrastructure improvements at its projects. As of June 30, 2013 and December 31, 2012, the Company had outstanding surety bonds totaling $10.0 million and $6.9 million, respectively. The beneficiaries of the bonds are various municipalities. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

8.    Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and land development. The Company’s homebuilding operations construct and sell single-family homes, primarily in California. The homebuilding reportable segment includes real estate of similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The land development operations develop and sell lots, primarily in California, and include real estate of similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The reportable segments follow the same accounting policies as the condensed consolidated financial statements described in Note 1. Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments was as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets
Homebuilding	$75,637	$31,427
Land development	72,199	93,940
Corporate	5,851	12,167
Total	$153,687	$137,534

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Homebuilding	$20,907	$1,435	$25,240	$2,968
Land development	6,815	—	14,285	2,002
Total	27,722	1,435	39,525	4,970
Gross margin
Homebuilding	4,425	378	5,298	849
Land development	1,679	(9)	4,569	644
Total	6,104	369	9,867	1,493
Selling, marketing and general and administrative expenses	(7,425)	(2,624)	(12,037)	(5,053)
Other income (expense), net	224	93	263	301
Net loss	$(1,097)	$(2,162)	$(1,907)	$(3,259)

9.    Subsequent Events

As of June 30, 2013 and up to the completion of the IPO, each of UCP, LLC and UCP, Inc. were wholly-owned subsidiaries of PICO. On July 23, 2013, UCP, Inc. completed the IPO, became a publicly-owned company and purchased a 42.3% economic interest in UCP, LLC with the net proceeds, with PICO retaining the remaining 57.7% economic interest in UCP, LLC. In connection with the IPO, UCP, Inc. became the sole managing member of UCP, LLC; as such, UCP, Inc. will control all of the business and affairs of UCP, LLC and its subsidiaries. Subsequent to the IPO and related transactions, UCP, Inc. will consolidate the results of operations of UCP, LLC in its condensed consolidated financial statements.

Subsequent events have been evaluated through September 3, 2013, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management's Discussion and Analysis of Financial Condition and Results of Operations below, “Part II. Item 1A. Risk Factors” and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors.” In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

Overview

We are a homebuilder and land developer, with significant land acquisition and entitlement expertise, in growth markets in Northern California and with a growing presence in attractive markets in the Puget Sound area of Washington State. As of June 30, 2013 we have purchased or acquired control of (through executed purchase or option contracts) a total of approximately 4,915 residential lots in Northern California and approximately 930 lots in the Puget Sound area of Washington State. As of June 30, 2013, our property portfolio consisted of 55 communities in 18 cities in Northern California and the Puget Sound area of Washington State. Our operations are organized into two reportable segments: homebuilding and land development.

During the six months ended June 30, 2013, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high affordability, improving employment, increasing consumer confidence and more positive consumer sentiment for the overall U.S. economy. Individual markets continue to experience varying results, as local home inventories, affordability, and economic and employment factors strongly influence each local market.

Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance and community count. Trends in employment, housing inventory, home affordability, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses, for example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the three months ended June 30, 2013 reflect our emphasis on growing our homebuilding segment, as evidenced by a 250% increase in the number of average selling communities, and a 1,357% increase in homebuilding revenue, as compared to the three months ended June 30, 2012. Our backlog at June 30, 2013 was $25.7 million higher than that at June 30, 2012. We delivered 57 homes during the second quarter 2013, as compared to six homes during the same period during 2012, and our average selling price of homes increased to approximately $367,000 during the second quarter of 2013, as compared to approximately $239,000 during the second quarter of 2012. Our land development segment also saw a continued demand for entitled or nearly entitled lots in competitive markets. Revenue from land development for the three months ended June 30, 2013 was $6.8 million, as compared to no land development sales during the three months ended June 30, 2012.

Our net loss was $1.1 million for the three months ended June 30, 2013, as compared to a net loss of $2.2 million for the three months ended June 30, 2012, and includes non-recurring IPO related expenses of approximately $897,000 that were incurred in the second quarter of 2013.

During the three months ended June 30, 2013, we identified land investment opportunities that met our underwriting criteria and we increased our owned and controlled lots, net of homes and lots sold, by 108 lots and 676 lots, respectively. We remain focused on seeking to acquire and develop strategically located and appropriately priced land in the Puget Sound market in Washington State, the San Francisco Bay Area, and select markets of the Central Valley area of California.

Recent Developments-Initial Public Offering

On July 23, 2013, we completed the IPO and issued 7,750,000 shares of our Class A common stock. The shares began trading on the New York Stock Exchange on July 18, 2013. We used the net proceeds from the offering of approximately $108.1 million (after deducting the underwriting discount, but before other offering costs) to purchase a 42.3% economic interest in UCP, LLC through our acquisition of 7,750,000 newly-issued UCP, LLC Series B Units (as defined below) from UCP, LLC. The remaining 57.7% economic interest in UCP, LLC is held by PICO, through its ownership of 10,593,000 UCP, LLC Series A Units (as defined below). UCP, LLC is a holding company for the companies that directly or indirectly own and operate our business, and UCP, LLC intends to use the net proceeds from the sale of the UCP, LLC Series B Units for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes. Prior to completion of the IPO, PICO was the sole stockholder of UCP, Inc. and the sole member of UCP, LLC.

In connection with the IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units UCP, LLC Series B Units (the “UCP, LLC Series B Units”), which will be held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which will be held solely by PICO (and its permitted transferees). The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution.

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit held by PICO. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of June 30, 2013, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provide PICO with 57.7% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, effectively providing PICO with control over the outcome of votes on all matters requiring approval by our stockholders.

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of June 30, 2013, giving effect to the Class A common stock that we would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, we would have 18,343,000 shares of Class A common stock outstanding. In addition, in connection with the IPO, we issued an aggregate of 430,333 Class A restricted stock units to the members of our management team, other officers and employees and directors. These Class A restricted stock units vest at various points in time through 2015, and we will issue Class A common stock on a one-for-one basis in connection with the vesting of each Class A restricted stock unit. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. In connection with the IPO, UCP, Inc. entered into a Tax Receivable Agreement with PICO (and certain permitted assignees thereof) that provides for the payment from time to time by UCP, Inc. to such persons of 85% of the amount of the tax benefits, if any, that UCP, Inc. realizes as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to UCP, Inc.'s entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

In connection with the IPO, UCP, Inc. also entered into a Transition Services Agreement with PICO, pursuant to which PICO provides certain services to UCP, Inc. for a limited period of time, including, among other things, accounting, human resources and information technology services. UCP, Inc. expects that the amounts it will pay PICO pursuant to the Transition Services Agreement will be similar to the amount of costs that PICO historically allocated to UCP, LLC for similar services. The initial term of the Transition Services Agreement is one year, after which UCP, Inc. has the right to renew for up to two ninety day periods.

Additionally, pursuant to an Investor Rights Agreement that UCP, Inc. entered into with PICO in connection with the IPO, PICO has the right to nominate two individuals for election to UCP, Inc.'s board of directors for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% (in each case, excluding shares of any of UCP, Inc.'s common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares). However, the Investor Rights Agreement does not entitle PICO to nominate individuals for election to UCP, Inc.'s board of directors if their election would result in PICO nominees comprising more than two of UCP, Inc.'s directors (for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock) or one of UCP, Inc.'s directors (for as long as PICO owns at least 10% of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock).

Results of Operations - Three and Six Months Ended June 30, 2013 and 2012

Consolidated Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(in thousands)
Revenue:
Homebuilding	$20,907	$1,435	$19,472	$25,240	$2,968	$22,272
Land Development	6,815	—	6,815	14,285	2,002	12,283
Total revenue	27,722	1,435	26,287	39,525	4,970	34,555
Cost of Sales:
Homebuilding	16,482	1,057	15,425	19,942	2,119	17,823
Land Development	5,136	9	5,127	9,716	1,358	8,358
Gross Margin	6,104	369	5,735	9,867	1,493	8,374
Expenses:
Sales and marketing	2,099	238	1,861	3,231	459	2,772
General and administrative	5,326	2,386	2,940	8,806	4,594	4,212
Total expenses	7,425	2,624	4,801	12,037	5,053	6,984
Loss from operations	(1,321)	(2,255)	934	(2,170)	(3,560)	1,390
Other income (expense), net	224	93	131	263	301	(38)
Net loss	$(1,097)	$(2,162)	$1,065	$(1,907)	$(3,259)	$1,352

Select Operating Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net new home orders (1)	59	3	56	121	10	111
Cancellation rate (2)	4.8%	40.0%	(35.2)%	8.3%	16.7%	(8.4)%
Average selling communities during the period (3)	7	2	5	6	2	4

	June 30,
	2013	2012	Change
Selling communities at end of period	9	1	8
Backlog (4) (in thousands)	$26,674	$1,008	$25,666
Backlog (4) (units)	78	4	74
Average sales price of backlog (in thousands)	$342	$252	$90

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(4)
“Backlog” refers to homes under sales contracts that have not yet closed at the end of the relevant period. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons, such as the prospective purchaser's inability to obtain suitable mortgage financing. Upon a cancellation, the escrow deposit is returned to the prospective purchaser (other than with respect to certain design-related deposits, which we retain). Accordingly, backlog may not be indicative of our future revenue.

The increase in net new home orders was primarily due to our having seven and six average selling communities during the three and six months ended June 30, 2013, respectively, as compared to two average selling communities during the three and six months ended June 30, 2012, respectively. The increase in average selling communities was also responsible for the increase in backlog (units) for the six months ended June 30, 2013, as compared to the similar period during 2012.

We also had nine selling communities at June 30, 2013, as compared to one selling community at June 30, 2012. Approximately $18.7 million of the increase in our backlog value at June 30, 2013 as compared to June 30, 2012 was due to an increased number of homes under sales contracts and approximately $7.0 million was due to a higher average sales price during 2013. The decrease in our cancellation rate was primarily due to a larger proportion of the parties with whom we entered into sales contracts being able to obtain mortgage financing to consummate the sale during the 2013 periods as compared to the 2012 periods. The average sales price increased during the 2013 period, due to increased sales of more expensive homes and homes in more expensive areas. During the 2013 period, we were selling homes in one community in Santa Clara County, California and one community in San Benito County, California, two counties and communities that have higher average home prices than the two communities located in the Central Valley and Monterey markets of California where we were selling during the 2012 period.

The number of homes we sell during any quarter depends upon numerous factors and, as such, the number of home sales in any quarter is unpredictable. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Owned and Controlled Lots

As of June 30, 2013 and December 31, 2012, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,845 and 4,916 lots, respectively, as represented in the tables below:

	As of June 30, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,849	985	2,834
Monterey Bay Area-California	1,587	—	1,587
South San Francisco Bay Area-California	27	467	494
Puget Sound Area-Washington	900	30	930
Total	4,363	1,482	5,845

	As of December 31, 2012
	Owned	Controlled(1)	Total
Central Valley Area-California	1,880	599	2,479
Monterey Bay Area-California	1,602	—	1,602
South San Francisco Bay Area-California	32	92	124
Puget Sound Area-Washington	711	—	711
Total	4,225	691	4,916

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
	(Dollars in thousands)
Homebuilding
Revenue	$20,907	$1,435	$19,472	1,356.9%	$25,240	$2,968	$22,272	750.4%
Homes delivered (units)	57	6	51	850.0%	69	12	57	475.0%
Average selling price	$367	$239	$128	53.6%	$366	$247	$119	48.2%
Average cost of sales	$289	$176	$113	64.2%	$289	$177	$112	63.3%

Land development
Revenue	$6,815	$—	$6,815	—%	$14,285	$2,002	$12,283	613.5%
Lots sold (units)	54	—	54	—%	108	26	82	315.4%

Total revenue for the three months ended June 30, 2013 increased by $26.3 million, or 1,831.8%, to $27.7 million, as compared to $1.4 million for the three months ended June 30, 2012. Total revenue for the six months ended June 30, 2013 increased by $34.6 million, or 695.3%, to $39.5 million, as compared to $5.0 million for the six months ended June 30, 2012. The increase in revenue was primarily the result of increased home deliveries and lot sales during the 2013 periods attributable to several factors, including an increased number of selling communities, favorable sales pace at certain of those communities and increased demand from third-party homebuilders for lots. These factors were favorably impacted during the 2013 periods by a housing recovery in many of our markets, which contributed to increased demand for homes by home buyers and lots by homebuilders.

Homebuilding Revenue

Revenue from homebuilding for the three months ended June 30, 2013 increased by $19.5 million, or 1,356.9%, to $20.9 million, as compared to $1.4 million for the three months ended June 30, 2012. The increase was primarily the result of an increase in the number of homes delivered to 57 during the 2013 period, as compared to six homes during the 2012 period, and due to an increase in the average selling price of homes to approximately $367,000 during the 2013 period, as compared to approximately $239,000 during the 2012 period. Of this increase, $12.2 million related to increased units delivered and $7.3 million related to an increase in average selling price. The increase in average selling price during the 2013 period was primarily the result of increased deliveries at communities located in areas with higher home prices. During the 2013 period, we were selling homes in Santa Clara and San Benito counties of California, that have higher average home prices than the Central Valley and Monterey markets of California where all of the homes we sold during the 2012 period were located.

Revenue from homebuilding for the six months ended June 30, 2013 increased by $22.3 million, or 750.4%, to $25.2 million, as compared to $3.0 million for the six months ended June 30, 2012. The increase was primarily the result of an increase in the number of homes delivered to 69 during the 2013 period, as compared to 12 homes during the 2012 period, and due to an increase in the average selling price of homes to approximately $366,000 during the 2013 period, as compared to approximately $247,000 during the 2012 period. Of this increase, $14.1 million related to increased units delivered and $8.2 million related to an increase in average selling price. The increase in average selling price during the 2013 period was primarily the result of increased deliveries at communities located in areas with higher home prices. During the 2013 period, we were selling homes in Santa Clara and San Benito counties of California, that have higher average home prices than the Central Valley and Monterey markets of California where all of the homes we sold during the 2012 period were located.

Land Development Revenue

Revenue from land development for the three months ended June 30, 2013 was $6.8 million; we had no land development revenue for the three months ended June 30, 2012. We sold 54 lots sold during the 2013 period, and no lots during the 2012 period. The lots sold during the 2013 period were a mix of improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas.

Revenue from land development for the six months ended June 30, 2013 increased by $12.3 million, or 613.5%, to $14.3 million, as compared to $2.0 million for the six months ended June 30, 2012. The increase was primarily the result of an increase in the number of lots sold to 108 during the 2013 period, as compared to 26 lots during the 2012 period. The lots sold during the 2013 period were a mix of improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas. All of the lots sold during the 2012 period were finished lots in the Puget Sound area.

Gross Margin and Adjusted Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Sales	$27,722	100.0%	$1,435	100.0%	$39,525	100.0%	$4,970	100.0%
Cost of Sales	21,618	78.0%	1,066	74.3%	29,658	75.0%	3,477	70.0%
Gross Margin	6,104	22.0%	369	25.7%	9,867	25.0%	1,493	30.0%
Add: interest in cost of sales	301	1.1%	18	1.3%	365	0.9%	74	1.5%
Add: impairment and abandonment charges	3	—%	9	0.6%	12	—%	68	1.4%
Adjusted Gross Margin(1)	$6,408	23.1%	$396	27.6%	$10,244	25.9%	$1,635	32.9%
Consolidated Gross margin percentage	22.0%		25.7%		25.0%		30.0%
Consolidated Adjusted gross margin percentage(1)	23.1%		27.6%		25.9%		32.9%

Homebuilding Adjusted Gross Margin
Home sales	$20,907	100.0%	$1,435	100.0%	$25,240	100.0%	$2,968	100.0%
Cost of home sales	16,482	78.8%	1,057	73.7%	19,942	79.0%	2,119	71.4%
Homebuilding gross margin	4,425	21.2%	378	26.3%	5,298	21.0%	849	28.6%
Add: interest in cost of home sales	296	1.4%	18	1.3%	358	1.4%	33	1.1%
Add: impairment and abandonment charges	—	—%	—	—%	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$4,721	22.6%	$396	27.6%	$5,656	22.4%	$882	29.7%
Homebuilding gross margin percentage	21.2%		26.3%		21.0%		28.6%
Adjusted homebuilding gross margin percentage(1)	22.6%		27.6%		22.4%		29.7%

Land Sales Adjusted Gross Margin
Land sales	$6,815	100.0%	$—		$14,285	100.0%	$2,002	100%
Cost of land sales	5,136	75.4%	9		9,716	68.0%	1,358	67.8%
Land sales gross margin	1,679	24.6%	(9)		4,569	32.0%	644	32.2%
Add: interest in cost of land sales	5	0.1%	—		7	—%	41	2.0%
Add: Impairment and abandonment charges	3	—%	9		12	0.1%	68	3.4%
Adjusted land sales gross margin(1)	$1,687	24.8%	$—		$4,588	32.1%	$753	37.6%
Land sales gross margin percentage	24.6%				32.0%		32.2%
Adjusted land sales gross margin percentage(1)	24.8%				32.1%		37.6%

(1)
Consolidated adjusted gross margin percentage, homebuilding adjusted gross margin percentage and land development adjusted gross margin percentage are non-U.S. GAAP financial measures. Adjusted gross margin is defined as gross margin plus capitalized interest, impairment and abandonment charges. We use adjusted gross margin information as a supplemental measure when evaluating our operating performance.

We believe this information is meaningful, because it isolates the impact that leverage and non-cash impairment and abandonment charges have on gross margin. However, because adjusted gross margin information excludes interest expense and impairment and abandonment charges, all of which have real economic effects and could materially impact our results, the utility of adjusted gross margin information as a measure of our operating performance is limited. In addition, other companies may not calculate gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. The table above provides a reconciliation of adjusted gross margin numbers to the most comparable U.S. GAAP financial measure.

The decrease in our homebuilding gross margin percentage and homebuilding adjusted gross margin percentage was primarily due to increased cost of sales-homebuilding during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increased cost of sales-homebuilding during the three and six month periods in 2013 as compared to the same periods in 2012, was primarily attributable to a higher cost basis in the homes we sold during the 2013 periods. For the six month periods ended June 30, 2013 and June 30, 2012 our land development gross margin percentage was substantially the same. The decrease in our land development adjusted gross margin percentage for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was attributable to lower capitalized interest associated with the projects sold in 2012 and additionally there was approximately $68,000 of impairment charges, unrelated to the lots sold, during the six month period ending June 30, 2012.

Sales and Marketing, and General and Administrative Expenses

	Three Months Ended June 30,
	(In thousands)		As a percentage of Total Revenue
	2013	2012	2013	2012
Sales and marketing	$2,099	$238	7.6%	16.6%
General and administrative	5,326	2,386	19.2%	166.3%
Total sales and marketing and general and administrative	$7,425	$2,624	26.8%	182.9%

	Six Months Ended June 30,
	(In thousands)		As a percentage of Total Revenue
	2013	2012	2013	2012
Sales and marketing	$3,231	$459	8.2%	9.2%
General and administrative	8,806	4,594	22.2%	92.4%
Total sales and marketing and general and administrative	$12,037	$5,053	30.4%	101.6%

Sales and marketing expense for the three months ended June 30, 2013 increased approximately $1.9 million, or 782%, to $2.1 million, as compared to approximately $238,000 for the same period in 2012. The increase in sales and marketing expenses was primarily attributable to an 850% increase in the number of homes delivered, and a 250% increase in the average number of selling communities for the three months ended June 30, 2013, as compared to the same period in 2012. As a percentage of total revenue, sales and marketing expenses decreased to 7.6% during the three months ended June 30, 2013, as compared to 16.6% during the three months period ended June 30, 2012.

Sales and marketing expense for the six months ended June 30, 2013 increased approximately $2.8 million, or 604%, to $3.2 million, as compared to approximately $459,000 for the same period in 2012. The increase in sales and marketing expenses was primarily attributable to a 475% increase in the number of homes delivered, and a 200% increase in the average number of selling communities for the six months ended June 30, 2013, as compared to the same period in 2012. As a percentage of total revenue, sales and marketing expenses decreased to 8.2% during the six months ended June 30, 2013, as compared to 9.2% during the six months period ended June 30, 2012.

General and administrative (“G&A expense”) for the three months ended June 30, 2013 increased $2.9 million to $5.3 million, as compared to $2.4 million for the same period in 2012. The increase in G&A expense was primarily attributable to an increase in office headcount to 60 employees from 29 employees and non-recurring costs related to the IPO of approximately $897,000. As a percentage of total revenue, G&A expenses decreased to 19.2% during the three month period ended June 30, 2013, compared to 166.3% for the same period in 2012. Excluding the non-recurring costs related to the IPO, G&A expense as a percentage of total revenue for the three month period ended June 30, 2013 was 16.0%.

G&A expense for the six months ended June 30, 2013 increased $4.2 million to $8.8 million, as compared to $4.6 million for the for the same period in 2012. The increase in G&A expense was primarily attributable to the growth in our homebuilding operation, an increase in office headcount to 60 employees from 29 employees, and non-recurring costs related to the IPO of approximately $897,000. As a percentage of total revenue, G&A expense decreased to 22.2% during the six month period ended June 30, 2013, as compared to 92.4% for the same period in 2012. Excluding the non-recurring costs related to the IPO, G&A expense as a percentage of total revenue for the six month period was 20.0%.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2013 increased by $131,000 to $224,000, as compared to $93,000 for the three months ended June 30, 2012. The increase was primarily attributable to recognition of $150,000 of income during the 2013 period relating to the beneficial settlement of a claim we had against a third party, there was no such income during the 2012 period.

Other income (expense), net for the six months ended June 30, 2013 decreased by $38,000 to $263,000, as compared to $301,000 for the six months ended June 30, 2012. The decrease was primarily attributable to recognition of $200,000 of income during the first quarter of 2012 relating to an easement we granted to a third party, there was no such income during the 2013 period.

Net Loss

As a result of the foregoing factors, our net loss for the three months ended June 30, 2013 was $1.1 million, compared to a net loss for the three months ended June 30, 2012 of $2.2 million; and the net loss for the six months ended June 30, 2013 was $1.9 million, compared to a net loss of $3.3 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Historically, our principal uses of capital have been the funding of our operating expenses, investment activities (principally acquiring and developing land, and building homes), repaying indebtedness and repaying capital contributions to PICO. Our principal sources of liquidity have been cash on hand, cash provided by operations, cash provided by financing activities (such as mortgage financing and construction and development financing) and capital contributions from PICO.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past, although subsequent to the IPO we will no longer make repayments of member contributions to PICO. We anticipate funding future capital requirements in a manner similar to our historical funding, although we will not receive additional capital contributions from PICO. As a public company, we may have access to additional forms of financing, such as proceeds from the sale of equity securities or debt securities, that we have not historically used to finance our business.

Having completed the IPO, and receiving the proceeds therefrom, we believe that we have access to sufficient capital resources to fund our business for at least the next twelve months. We generally have the ability to defer future investment activity, such as developing land or building additional homes for sale, until such time as we have adequate capital resources available to us.

Our funding strategy contemplates the use of debt and equity financing and the reinvestment of cash from operations. We will seek to manage our balance sheet in a manner that provides us with flexibility to access various types of financing, such as equity capital, secured debt and, possibly over time, unsecured debt financing. We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

Cash provided by or used in operating activities is significantly impacted by, among other factors, the number of communities that we have in various stages of development and will vary significantly over time.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At June 30, 2013	At December 31, 2012
Debt	$33,259	$29,112
Member's equity	108,766	102,315
Total capital	$142,025	$131,427
Ratio of debt-to-capital	23.4%	22.2%
Debt	$33,259	$29,112
Less: cash and cash equivalents	1,788	10,324
Net debt	$31,471	$18,788
Member's equity	108,766	102,315
Total capital	$140,237	$121,103
Ratio of net debt-to-capital(1)	22.4%	15.5%

(1)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus member's equity. The most directly comparable U.S. GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We reconcile this non-U.S. GAAP financial measure to the ratio of debt-to-capital in the table above.

Cash Flows - Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

The following compares our cash flows for the six months ended June 30, 2013 to the six months ended June 30, 2012:

•
Net cash used in operating activities was relatively unchanged between the periods, the $1.3 million decrease in net loss during the 2013 period was partially offset by an increase in cash used for real estate purchases during the 2013 period.

•	Net cash used in investing activities was consistent period to period.

•	Net cash provided by financing activities decreased by approximately $8.5 million primarily due increased repayments of member contributions to PICO during the 2013 period.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we may enter into purchase or option contracts to procure lots for development and construction of homes or for sale to third-party homebuilders. We are subject to customary obligations associated with entering into contracts for the purchase of land. These contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.

We may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right to terminate our obligations under both purchase or option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2013, we had outstanding $2.2 million of cash deposits (of which approximately $588,000 were non-refundable) pertaining to purchase contracts for 1,255 lots with an aggregate remaining purchase price of approximately $72.4 million (net of deposits).

Our use of contracts providing us an option to purchase land depends on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions, and local market dynamics.

As of June 30, 2013, there was $33.3 million of outstanding principal balances on our various loan facilities. We had $11.0 million of availability under our secured revolving credit facilities subject to the borrowing base terms set forth in each of our secured revolving credit facilities.

Inflation

Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to home buyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we generally deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. We currently expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the housing markets and homebuilding industry return to a more normal operating environment.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the three and six months ended June 30, 2013. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Based on the current amount and terms of our variable rate debt, we do not believe that the future changes in interest rates will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 in Notes to UCP, LLC’s Condensed Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A.  Risk Factors

We have disclosed under the heading “Risk Factors” beginning on page 23 of our prospectus dated July 17, 2013, which constitutes part of our Registration Statement on Form S-1 (File No. 333-187735), the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed in our prospectus. You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2013, a registration statement on Form S-1 (Registration No. 333-187735), relating to the initial public offering of our Class A common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 8,912,500 shares of our Class A common stock, consisting of 7,750,000 shares sold to Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Zelman Partners LLC and JMP Securities LLC, the underwriters of the offering, and 1,162,500 shares subject to an option granted to such underwriters.  The offering was completed on July 17, 2013, and 7,750,000 shares of Class A common stock registered under the registration statement were issued to the underwriters and sold at a price to the public of $15.00 per share.  The underwriters did not exercise their option to purchase all or a portion of the 1,162,500 optional shares and the offering was terminated on July 17, 2013.

The aggregate gross proceeds from the shares of Class A common stock sold by us were $116.3 million. The aggregate net proceeds to us from the sale were approximately $105.6 million, after deducting an aggregate of $10.6 million in underwriting discounts paid to the underwriters and other expenses incurred in connection with the offering.

We used the net proceeds from the offering to purchase 7,750,000 newly-issued UCP, LLC Series B Units.  UCP, LLC intends to use such proceeds for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes.  Pending these uses, these proceeds are currently held in various demand deposit accounts.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of UCP, Inc.
3.2	Amended and Restated Bylaws of UCP, Inc.
10.1	UCP, Inc. 2013 Long-Term Incentive Plan
10.2	Registration Rights Agreement between UCP, Inc. and PICO Holdings, Inc., dated July 23, 2013
10.3	Employment Agreement between UCP, Inc. and Dustin L. Bogue, dated July 23, 2013
10.4	Employment Agreement between UCP, Inc. and William J. La Herran, dated July 23, 2013
10.5	Employment Agreement between UCP, Inc. and James W. Fletcher, dated July 23, 2013
10.7	Transition Services Agreement between PICO Holdings, Inc. and UCP, Inc., dated July 23, 2013
10.8	Tax Receivable Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc., dated July 23, 2013
10.9	Exchange Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc., dated July 23, 2013
10.10	Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC, dated July 23, 2013
31.1
Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of William J. La Herran, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William J. La Herran, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†
XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCP, Inc.

Date:	September 3, 2013	By:	/s/	William J. La Herran
William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)