Form 10-Q
period 2013-09-30
UCP, Inc.
filed 2013-11-12
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Yes ☐ No ☒
On November 4, 2013, the registrant had 7,750,000 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three and Nine Months Ended September 30, 2013

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$103,002	$10,324
Real estate inventories	170,680	125,367
Fixed assets, net	1,016	680
Receivables	369	243
Other assets	1,537	920
Total assets	$276,604	$137,534

Liabilities and equity:
Accounts payable and accrued liabilities	$13,130	$6,107
Debt	44,945	29,112
Total liabilities	58,075	35,219

Commitments and contingencies (Note 9)

Member’s equity
PICO Holdings, Inc.’s member’s equity		102,315

Stockholders’ Equity
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,750,000 issued and outstanding at September 30, 2013; no shares authorized, issued and outstanding at December 31, 2012	78
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at September 30, 2013; no shares authorized, issued and outstanding at December 31, 2012
Additional paid-in capital	92,266
Retained deficit	(15)
Total UCP, Inc. stockholders’ equity	92,329	—
Noncontrolling interest	126,200	—
Total stockholders’/ member’s equity	218,529	102,315
Total liabilities and equity	$276,604	$137,534

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUE:
Homebuilding	$21,369	$1,356	$46,609	$4,324
Land development	2,250	21,945	16,535	23,947
Total revenue	23,619	23,301	63,144	28,271

COSTS AND EXPENSES:
Cost of sales - homebuilding	16,558	988	36,500	3,107
Cost of sales - land development	1,433	16,620	11,149	17,978
Sales and marketing	1,516	873	4,747	1,332
General and administrative	4,503	2,481	13,310	7,075
Total costs and expenses	24,010	20,962	65,706	29,492
(Loss) income from operations	(391)	2,339	(2,562)	(1,221)
Other income, net	55	227	318	528
Net (loss) income before income taxes	(336)	2,566	(2,244)	(693)
Provision for income taxes	—	—	—	—
Net (loss) income	(336)	2,566	(2,244)	(693)
Net (loss) income attributable to noncontrolling interest	(321)	2,566	(2,229)	(693)
Net loss attributable to UCP, Inc.	(15)	—	(15)	—
Other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive (loss) income	$(15)	$—	$(15)	$—
Comprehensive (loss) income attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to UCP, Inc.	$(15)	$—	$(15)	$—

	IPO to September 30, 2013		IPO to September 30, 2013

Weighted average common shares:
Basic and diluted shares outstanding	7,750,000		7,750,000

Basic and diluted earnings (loss) per share	—		—

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	UCP, LLC and Subsidiaries	UCP, Inc. Stockholders’ Equity
	Member’s equity	Shares of Common Stock Outstanding		Common stock		Additional paid-in capital	Retained deficit	Noncontrolling interest	Total stockholders’ / member’s equity
		Class A	Class B	Class A	Class B
Balance at December 31, 2011	$92,991
Member contributions	33,732
Repayments of member contributions	(14,432)
Net loss	(693)
Balance at September 30, 2012	$111,598

Balance at December 31, 2012	$102,315
Member contribution	37,512
Repayments of member contributions	(25,443)
Net loss, pre IPO	(2,209)
Class A - Issuance of common stock, net of issuance costs		7,750,000		$78		$105,376			$105,454
Class B - Issuance of common stock, net of issuance costs			100						—
Allocation of Class B issuance to noncontrolling interest	(112,175)					47,394		64,781	112,175
Changes in ownership of noncontrolling interest						(60,899)		60,899	—
Stock-based compensation expense						935			935
Adjustment of noncontrolling interest						(540)		540	—
Net loss, post IPO							(15)	(20)	(35)

Balance at September 30, 2013	$—	7,750,000	100	$78		$92,266	$(15)	$126,200	$218,529

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(2,244)	$(693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	935	—
Abandonment of real estate inventories	12	656
Depreciation	189	103
Changes in operating assets and liabilities:
Real estate inventories	(32,113)	(11,013)
Receivables	(126)	636
Other assets	(676)	419
Accounts payable and accrued liabilities	7,022	2,129
Net cash used in operating activities	(27,001)	(7,763)
Investing activities:
Purchases of fixed assets	(525)	(486)
Net cash used in investing activities	(525)	(486)
Financing activities:
Cash contributions from member	37,512	33,732
Repayments of member contributions	(25,443)	(14,432)
Proceeds from debt	21,394	5,638
Repayment of debt	(18,713)	(8,012)
Proceeds from IPO (net of offering costs)	105,454
Net cash provided by financing activities	120,204	16,926
Net increase in cash and cash equivalents	92,678	8,677
Cash and cash equivalents – beginning of period	10,324	2,276
Cash and cash equivalents – end of period	$103,002	$10,953

Supplemental disclosure of cash flow information:
Debt incurred to acquire real estate inventories	$13,153	$5,420

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2013 and 2012
(Unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

As used in this report, unless the context otherwise requires or indicates, references to “the Company,” and “UCP” refer (1) prior to the July 23, 2013 completion of the initial public offering of Class A common stock, par value $0.01 per share ( “Class A common stock”) of UCP, Inc. (the “IPO”) and related transactions, to UCP, LLC and its consolidated subsidiaries and (2) after the IPO and related transactions, to UCP, Inc. and its consolidated subsidiaries including UCP, LLC. UCP, Inc. had nominal assets and no liabilities, and conducted no operations prior to the completion of the Company’s IPO. Presentation of the historical results of UCP, Inc. would not be meaningful and accordingly the historical financial information prior to the IPO represents those of UCP, LLC.

Business Description and Organizational Structure of the Company:

Company’s Business

The Company is a homebuilder and land developer, with significant land acquisition and entitlement expertise, in growth markets in California and with a growing presence in attractive markets in the Puget Sound area of Washington State.

Company’s History

The Company’s operations began in 2004, and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In January 2008, the Company’s business was acquired by PICO Holdings, Inc. (“PICO”), a NASDAQ -listed, diversified holding company, which allowed the Company to accelerate the development of its business and gain access to a capital partner capable of funding its growth. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes.

Company’s Reorganization and the IPO

UCP, Inc. was incorporated in the State of Delaware on May 7, 2013 as a wholly-owned subsidiary of PICO for the purpose of facilitating the IPO and to become a holding company owning, as its principal asset, membership interests in UCP, LLC. UCP, LLC is a holding company for the entities that directly or indirectly own and operate the Company’s business. The net proceeds of $105.5 million from the IPO, were used by UCP, Inc. for acquiring the 42.3% ownership in UCP, LLC.

As of December 31, 2012, the Company's capital structure was comprised solely of PICO's membership interests and the Company did not have any outstanding shares. During the nine months ended September 30, 2013 (up to the completion of the IPO) and 2012, the Company received $37.5 million and $33.7 million, respectively in contributions from PICO. As the Company generated excess cash, primarily from the sale of real estate inventories, it repaid $25.4 million and $14.4 million of the contributions to PICO during the nine months ended September 30, 2013 (up to the completion of the IPO) and 2012, respectively. Subsequent to the IPO, the Company has not received additional contributions from PICO or repaid any additional contributions to PICO, and does not anticipate receiving additional contributions from PICO or repaying any remaining contributions to PICO.

Prior to the completion of the IPO, PICO allocated expenses to the Company for certain corporate services and other expenses. The material expenses allocated were payroll and benefits, which were allocated based on estimated time for the services provided. These allocations include payroll and benefits related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury. The total amounts of the expense allocations from PICO to the Company were approximately $62,000 and $292,000 for the three months ended September 30, 2013 and 2012, and $587,000 and$866,000, for the nine months ended September 30, 2013 and 2012, respectively. Of these expenses $466,000 and $0 were payable as of September 30, 2013 and December 31, 2012, respectively. These expense allocations are primarily reflected within general and administrative expenses in the Company's condensed consolidated statements of operations. The Company's management believes the basis on which the expenses have been allocated is a reasonable reflection of the services and other benefits received by the Company during the periods presented, and that the financial statements reflect all of the costs of doing business related to the Company's operations, including expenses incurred by PICO on the Company's behalf.

Upon completion of the IPO, UCP, Inc. issued 7,750,000 shares of Class A common stock at a public offering price of $15.00 per share and received net proceeds of $105.5 million after deducting the underwriting discount, and other offering costs. UCP, Inc. invested these net proceeds into UCP, LLC and acquired UCP, LLC’s newly-issued Series B Units (as defined below), which represents a 42.3% economic interest in UCP, LLC; PICO, through its ownership of UCP, LLC Series A Units (as defined below), holds the remaining 57.7% economic interest in UCP, LLC.

In connection with the IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), which will be held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which will be held solely by PICO (and its permitted transferees). UCP, Inc. purchased 7,750,000 UCP, LLC Series B Units through its investment in UCP, LLC with the net proceeds from the IPO. The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. Subsequent to the IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc. operates and controls all of the business and affairs and will consolidate the financial results of UCP, LLC and its subsidiaries.

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock, and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of July 23, 2013, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provide PICO with 57.7% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, effectively providing PICO with control over the outcome of votes on all matters requiring approval by the Company’s stockholders.

Exchange Agreement

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2013, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,343,000 shares of Class A common stock outstanding. In addition, in connection with the IPO, the Company issued an aggregate of 430,333 Class A restricted stock units to the members of its management team, other officers and employees and directors. These Class A restricted stock units vest at various points in time through 2015, and the Company will issue Class A common stock on a one-for-one basis in connection with the vesting of each Class A restricted stock unit. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with PICO. Consequently, when PICO sells or exchanges its UCP, LLC Series A Units for shares of the Company’s Class A common stock, potential income tax benefits are triggered. Such a transaction by PICO would result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange. The increase in tax basis is expected to increase the depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that the Company would otherwise be required to pay in the future. Under the TRA, the Company generally is required to pay to PICO 85% of the applicable cash savings in U.S. federal and state income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of sales or exchanges of the Series A units held by PICO for shares of Class A common stock, leaving the Company with 15% of the benefits of the tax savings.

Cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of income taxes that the Company would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. If the Company does not have taxable income in a given taxable year, no payment under the TRA for that taxable year is required because no tax savings will have been realized.

Estimating the amount of payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments will vary depending on a number of factors, including:

•
the timing of any exchanges of UCP, LLC Series A Units for shares of the Company’s Class A common stock by PICO, as the increase in any tax deductions will vary depending on the fair market value of the depreciable and amortizable assets of UCP, LLC at the time of any such exchanges, and this value may fluctuate over time;

•
the price of the Company’s Class A common stock at the time of any exchanges of UCP, LLC Series A Units for shares of the Company’s Class A common stock (since the increase in the Company’s share of the basis in the assets of UCP, LLC, as well as the increase in any tax deductions, will be related to the price of the Company’s Class A common stock at the time of any such exchanges);

•	the tax rates in effect at the time the Company uses the increased amortization and depreciation deductions or realize other tax benefits; and

•	the amount, character and timing of the Company’s taxable income.

The effects of the TRA on the Company’s consolidated balance sheet if PICO elects to exchange all or a portion of its UCP, LLC Series A Units for the Company’s Class A common stock will be as follows:

•
An increase in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by UCP, LLC based on enacted federal, state and local income tax rates at the date of the relevant transaction. To the extent the Company believes that it is more likely than not, that the Company will not realize the full tax benefit represented by the deferred tax asset the Company will reduce the deferred tax asset with a valuation allowance;

•
The Company will record 85% of the applicable cash tax savings in U.S. Federal and California State income taxes resulting from the increase in the tax basis of the UCP, LLC Series A Units and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA as an increase in a payable due to PICO; and

•	An increase to additional paid-in capital equal to the difference between the increase in deferred tax assets and the increase in the payable due to PICO.

The Company has the right to terminate the TRA at any time. In addition, the TRA will terminate early if the Company breaches obligations under the TRA or upon certain mergers, asset sales, other forms of business combinations or other changes of control. In either case, the Company’s payment obligations under the TRA would be accelerated and would become due and payable based on certain assumptions, including that (a) all the UCP, LLC Series A Units are deemed exchanged for their fair value, (b) the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and (c) the subsidiaries of UCP, LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. In each of these instances, the Company would be required to make an immediate payment to PICO equal to the present value of the anticipated future tax benefits (discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up (which could be as long as fifteen years in respect of intangibles and goodwill) at a discount rate equal to LIBOR plus 100 basis points). The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A Units are actually exchanged at the time of the accelerated payment under the TRA, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the TRA.

Transition Services Agreement and Investor Rights Agreement

UCP, Inc. also entered into a Transition Services Agreement (“TSA”) with PICO, pursuant to which PICO provides certain services to UCP, Inc. for a limited period of time, including, among other things, accounting, human resources and information technology services.

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
Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts have been eliminated upon consolidation.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012, which are included in the prospectus dated July 17, 2013, relating to the IPO, filed by UCP, Inc. with the Securities and Exchange Commission (“SEC”) on July 18, 2013. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company’s results for the interim periods presented. These consolidated and segment results are not necessarily indicative of the Company’s future performance.

The consolidated financial statements for the period prior to the completion of the Company’s IPO, which completed on July 23, 2013, have been prepared on a stand-alone basis and have been derived from PICO’s consolidated financial statements and accounting records. These stand-alone financial statements have been prepared using the historical results of operations and assets and liabilities attributed to the Company’s operations.
As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, the Company intends to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. These exemptions will apply for a period of five years following the completion of the IPO, although if the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, the Company would cease to be an emerging growth company as of the following December 31.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2013 and December 31, 2012, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

In connection to certain financings that occurred prior to the IPO, PICO agreed to indemnify the lenders for any losses it may suffer in connection with hazardous materials on certain financed properties. Those indemnities are provided in perpetuity.

The Company is often required to provide performance bonds to governmental authorities and others to ensure the completion of its projects. As of September 30, 2013, PICO had guaranteed the Company’s obligations under performance bonds with an aggregate amount of $10.0 million. The Company does not expect PICO to provide additional guarantees, indemnities or any other forms of credit support after completion of the IPO.

As described above, in connection with the IPO, the Company entered into the Exchange Agreement, Investor Rights Agreement, Transition Services Agreement and TRA with PICO. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement. In connection with the IPO, the amendment and restatement of UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was approved by PICO, the sole member of UCP, LLC prior to completion of the IPO.

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

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales - homebuilding includes the allocation of construction costs of each home and all applicable land acquisition, real estate development and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Cost of sales - land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes. Abandonment charges during the three months ended September 30, 2013 and 2012, were $0 and $588,000, respectively, and were $12,000 and $656,000 during the nine months ended September 30, 2013 and 2012, respectively. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. At September 30, 2013 and December 31, 2012, the Company had real estate inventories of $9.8 million and $2.9 million, respectively, classified as held for sale.

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

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales. No such losses were recorded during the three and nine months ended September 30, 2013 and 2012.

When estimating undiscounted future cash flows of its real estate assets, the Company makes various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available on the market, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs incurred to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. The Company did not have any real estate assets for which the estimated undiscounted future cash flows were not in excess of their carrying values.

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

Receivables:

Receivables include amounts due from buyers for homes sold on the last day of the month and from utility companies for reimbursement of costs. At September 30, 2013 and December 31, 2012, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	September 30, 2013	December 31, 2012
Customer deposits in escrow	$520	$388
Prepaid expenses	626	207
Deposits	391	325
	$1,537	$920

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

Stock-Based Compensation:

Stock~~-~~ based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the stock based compensation vests. The Company has issued 430,333 restricted stock units (“RSUs”) under its 2013 Long-Term Incentive Plan (“LTIP”). See Note 8 for a description of the RSUs and the LTIP. A summary of RSU activity is as follows:

RSU
Outstanding at January 1, 2013	—
Granted	430,333
Accrued vesting	—
Outstanding at September 30, 2013	430,333
Unrecognized compensation cost (in thousands)	$5,520

The Company recorded stock based compensation expense of $935,000 during the three and nine months ended September 30, 2013, and $0 during the three and nine months ended September 30, 2012, for the RSUs outstanding during the periods.

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

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	September 30, 2013	December 31, 2012
Warranty reserves, beginning of period	$141	$102
Warranty reserves accrued	325	51
Warranty expenditures	(14)	(12)
Warranty reserves, end of period	$452	$141

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

In substantially all cases, creditors of the entities with which the Company have option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any VIE at September 30, 2013 and December 31, 2012.

Price Participation Interests:

Certain land purchase contracts and other agreements include provisions for additional payments to the land sellers. These additional payments are contingent on certain future outcomes, such as, selling homes above a certain preset price or achieving an internal rate of return above a certain preset level. These additional payments, if triggered, are accounted for as cost of sale, when they become due, however, they are neither fully determinable, nor due, until the transfer of title to the buyer is complete. Accordingly, no liability is recorded until the sale is complete.

Income Taxes:

The Company’s provision for income tax expense includes federal, and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to the Company for tax reporting purposes, historical use of tax attributes, and availability of tax planning strategies. These assumptions require significant judgment about future events however, they are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss.

As a result of the analysis of all available evidence as of September 30, 2013, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three and nine months ended September 30, 2013. If the Company’s assumptions change and the Company believes it will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

Noncontrolling Interest:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying consolidated financial statements.  In the statement of operations, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.  For the three and nine months ended September 30, 2013, the noncontrolling interest reported in the consolidated financial statements includes PICO’s share of 100% of the loss related to UCP, LLC prior to the completion of the IPO, and 57.7%of UCP, LLC’s loss subsequent to the completion of the IPO - see Note 11.

Recently Issued Accounting Standards:

In February 2013, guidance that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors was issued. The guidance further provides for disclosure of the nature and amount of the obligation. The amendment is effective for interim and annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the effect this standard will have on the condensed consolidated financial statements.

2.    Earnings (Loss) per share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income/(loss) attributable to UCP, Inc. earnings by the weighted average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s RSUs are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the treasury stock method.

All losses prior to and up to the IPO were entirely allocable to noncontrolling interest. Consequently, only the loss allocable to UCP, Inc. from the period subsequent to the IPO is included in the net loss attributable to the stockholders of Class A common stock for the three and nine months ended September 30, 2013. Basic and diluted net income (loss) per share of Class A common stock from IPO to September 30, 2013 have been computed as follows (in thousands, except share and per share amounts):

IPO to September 30, 2013

(unaudited)
Numerator
Net income (loss) attributable to UCP, Inc.	$(15)

Denominator
Weighted average shares of Class A common stock outstanding - basic and diluted	7,750,000

Net income (loss) per share of Class A common stock - basic and diluted	$—

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deposits and pre-acquisition costs	$4,069	$2,177
Land held and land under development	116,458	110,463
Homes completed or under construction	45,399	9,441
Model homes	4,754	3,286
	$170,680	$125,367

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of September 30, 2013, the Company had $3.5 million of deposits pertaining to land purchase contracts for 2,278 lots with an aggregate purchase price of approximately $129.6 million, net of deposits.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales as related sales are recognized. For the three months ended September 30, 2013 and 2012, and for the nine months ended September 30, 2013 and 2012, interest incurred was $791,000 and $495,000, and $2.1 million and $1.4 million, respectively, and was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	September 30,
	2013	2012
Interest expense capitalized as cost of home inventory	$1,549	$163
Interest expense capitalized as cost of land inventory	532	1,230
Total interest expense capitalized	2,081	1,393
Previously capitalized interest expense included in cost of sales - homebuilding	(750)	(56)
Previously capitalized interest expense included in cost of sales - land development	(9)	(412)
Net activity of capitalized interest	1,322	925
Capitalized interest expense in beginning inventory	4,620	3,431
Capitalized interest expense in ending inventory	$5,942	$4,356

4.    Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Computer hardware and software	$1,037	$667
Office furniture and equipment	324	169
Vehicles	79	79
	1,440	915
Accumulated depreciation	(424)	(235)
Fixed assets, net	$1,016	$680

Depreciation expense for the three months ended September 30, 2013 and 2012 was $76,000 and $37,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $189,000 and $103,000, respectively, and is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

5.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable and accrued expenses	$11,912	$5,263
Accrued payroll liabilities	766	703
Warranty reserves (Note 1)	452	141
	$13,130	$6,107

6.    Debt

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the

Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of September 30, 2013 and December 31, 2012, the lenders have not requested, and the Company has not obtained, any such appraisals. As of September 30, 2013, the Company had approximately $64.7 million of aggregate loan commitments and approximately $19.8 million of unused loan commitments. At September 30, 2013 and December 31, 2012, the weighted average interest rate on the Company’s outstanding debt was 5.8% and 6.7%, respectively.

Debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Acquisition Debt:
Interest rate of 3.94%, payments due through 2014	$810	$—
Interest rates from 4% to 4.75%, payments due through 2015	5,214	5,551
Interest rate of 5%, payments due from 2014	425	425
Interest rate of 5%, payments due through 2015	5,967	—
Interest rate of 5.5%, payments due through 2013	6,500	—
Interest rate of 6%, payments due through 2013	1,569	4,136
Interest rate of 6.5%, payments due through 2036	551	558
Interest rate of 10%, payments due through 2014	1,604	1,604
	22,640	12,274
Construction and Development Debt:
Interest rate of 3.94%, payments due through 2014	2,768	—
Interest rates of 3.94%, payments due through 2015	7,479	—
Interest rate of 6%, payments due from 2013	6,542	—
Interest rate of 6%, payments due through 2014	—	10,838
Interest rate of 10%, payments due through 2013	5,516	6,000
	22,305	16,838
Total debt	$44,945	$29,112

7.    Fair Value Disclosures

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

As of September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$44,945	$46,797	$29,112	$28,184

Non-Financial Fair Value Measurements:

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. There were no non-financial fair value measurements during the nine months ended September 30, 2013 or 2012.

8.    Stock Based Compensation

The LTIP was adopted in July 2013 and provides for the grant of equity-based awards, including options to purchase shares of Class A common stock, Class A stock appreciation rights, Class A restricted stock, Class A restricted stock units and performance awards. The LTIP will automatically expire on the tenth anniversary of its effective date. The Company’s board of directors may terminate or amend the LTIP at any time, subject to any stockholder approval required by applicable law, rule or regulation.

The number of shares of the Company’s Class A common stock that may be issued under the LTIP is 1,834,300 shares. To the extent that shares of the Company’s Class A common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of the Company’s Class A common stock generally shall again be available under the LTIP, subject to certain exceptions.

On July 23, 2013, the Company granted an aggregate of 430,333 RSUs under the LTIP to certain of its employees and members of its board of directors. The RSUs granted to the Company’s employees are subject to the following vesting schedule: a) one-third will vest on December 31, 2013, b) one-third will vest on the first anniversary of the grant date and c) one-third will vest on the second anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors will vest on the first anniversary of the grant date. No RSUs vested during the three and nine months ended September 30, 2013. No RSUs were forfeited during the three and nine months ended September 30, 2013. The grant-date fair value of the equity based incentive units granted during the period ended September 30, 2013 was $6.5 million.

During the three and nine months ended September 30, 2013, the Company recognized $935,000 as stock based compensation expense, which is included in General and Administrative expense. No stock based compensation awards were outstanding during 2012, accordingly, no stock based compensation expense was recognized~~.~~ during 2012.

9.    Commitments and Contingencies

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At September 30, 2013 and December 31, 2012, the Company did not have any accruals for asserted or unasserted matters.

The Company obtains surety bonds in the normal course of business to ensure completion of certain infrastructure improvements at its projects. As of September 30, 2013 and December 31, 2012, the Company had outstanding surety bonds totaling $10.3 million and $6.9 million, respectively. The beneficiaries of the bonds are various municipalities. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

10.    Segment Information

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

Financial information relating to reportable segments was as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets
Homebuilding	$99,091	$31,427
Land development	71,589	93,940
Corporate and other assets	105,924	12,167
Total	$276,604	$137,534

Corporate and Other Asset primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of each of the two segments. The increase in cash and cash equivalents was a result of proceeds from the completion of the IPO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Homebuilding	$21,369	$1,356	$46,609	$4,324
Land development	2,250	21,945	16,535	23,947
Total	23,619	23,301	63,144	28,271
Gross margin
Homebuilding	4,811	368	10,109	1,217
Land development	817	5,325	5,386	5,969
Total	5,628	5,693	15,495	7,186
Selling, marketing and general and administrative expenses	6,019	3,354	18,057	8,407
Other income, net	55	227	318	528
Net income (loss)	$(336)	$2,566	$(2,244)	$(693)

11.    Noncontrolling interest

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying consolidated financial statements.  In the statement of operations, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.

Prior to the completion of its IPO and related transactions on July 23, 2013, UCP, LLC was a wholly owned subsidiary of PICO. Subsequent to the IPO and related transaction, PICO’s voting ownership in UCP decreased to 57.7%, consequently, the Company which holds 42.3% economic interest in UCP, LLC and is its sole managing member, will consolidate UCP, LLC. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost which resulted in recording an initial carrying value for the noncontrolling interest of $125.7 million and a $520,000 increase in members’ equity during the three months ended September 30, 2013.

The initial carrying value and ending balance at September 30, 2013 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of UCP, LLC (includes net proceeds for exchange of UCP, LLC Series B Units)	$217,816
Voting ownership percentage of noncontrolling interest	57.7%
Initial carrying value of noncontrolling interest	$125,680
Loss attributable to noncontrolling interest	(20)
Stock-based compensation related to noncontrolling interest	540
Ending balance of noncontrolling interest at September 30, 2013	$126,200

For details of IPO and related transactions and its subsequent impact, and the Company’s TSA and TRA with PICO, please refer to Note 1.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in our markets;

•	any adverse impact on our business from the federal government shutdown;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors.” In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

Overview

We are a homebuilder and land developer, with significant land acquisition and entitlement expertise, in growth markets in Northern California and with a growing presence in attractive markets in the Puget Sound area of Washington State. As of September 30, 2013 we owned or controlled (through executed purchase contracts) a total of approximately 5,613 residential lots in California and approximately 1,046 lots in the Puget Sound area of Washington State. As of September 30, 2013, our property portfolio consisted of 62 communities in 20 cities in California and the Puget Sound area of Washington State. Our operations are organized into two reportable segments: homebuilding and land development.

During the nine months ended September 30, 2013, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high affordability and improving employment. We believe that during the third quarter, the broader housing market was affected by interest rate volatility and the partial federal government shutdown and the events leading up to it. Additionally, we believe that seasonal factors affected the broader housing market as well as our markets (see “Seasonality” below). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market.

Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses, for example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the three months ended September 30, 2013 reflect our emphasis on growing our homebuilding segment, as evidenced by an increase in the number of average selling communities from three to eight, and a $20.0 million increase in homebuilding revenue, as compared to the three months ended September 30, 2012. Our backlog at September 30, 2013 of $25.5 million was $19.9 million higher than that at September 30, 2012. We delivered 62 homes during the third quarter 2013, as compared to five homes during the same period during 2012, and our average selling price of homes increased to approximately $345,000 during the third quarter of 2013, as compared to approximately $271,000 during the third quarter of 2012. Our land development segment also saw a continued demand for entitled or nearly entitled lots in competitive markets though at a moderated pace, we believe, due to the boarder housing market conditions discussed above. The relatively high land sales volume in 2012 was an outcome of our overall business plan and our ability to market and sell specific assets at targeted prices. Revenue from land development for the three months ended September 30, 2013 was $2.3 million, as compared to $21.9 million of land development sales during the three months ended September 30, 2012.

Our net loss was $336,000 for the three months ended September 30, 2013, as compared to net income of $2.6 million for the three months ended September 30, 2012, and includes stock based compensation expenses of approximately $935,000 and approximately $299,000 of IPO related expenses that were incurred in the third quarter of 2013.

Revenue and gross margins in our land development segment tend to be dynamic, as land development revenue tends to be driven by discrete transactions, which are motivated by numerous considerations, while homebuilding revenue and gross margins tend to be more predictable. During the three months ended September 30, 2012 land development revenue constituted a larger portion of our revenue than it did during three months ended September 30, 2013, reflecting the expansion of our home building operations, which we believe offers an attractive opportunity at this stage of the housing cycle.

During the three months ended September 30, 2013, we identified land investment opportunities that met our underwriting criteria and we increased our total lots owned by 18 lots and controlled lots increased by 796 lots. During the three months ended September 30, 2013 we organized our Southern California division that will operate in Los Angeles, Ventura, and Kern counties, and we brought under control and were conducting due diligence on 526 lots in that division. While we cannot provide any assurances that these projects will pass our rigorous due diligence processes, we believe that the Southern California division will begin to generate revenue in 2014. Furthermore, we continued to acquire properties in our other established markets in Northern California and the Puget Sound area of Washington State.

Completion of our Initial Public Offering

On July 23, 2013, we completed the IPO and issued 7,750,000 shares of our Class A common stock. The shares began trading on the New York Stock Exchange on July 18, 2013. We invested the net proceeds from the offering of approximately $105.5 million (after deducting the underwriting discount and other offering costs) to purchase a 42.3% economic interest in UCP, LLC through our acquisition of 7,750,000 newly-issued UCP, LLC Series B Units from UCP, LLC. The remaining 57.7% economic interest in UCP, LLC is held by PICO, through its ownership of 10,593,000 UCP, LLC Series A Units. UCP, LLC is a holding company for the companies that directly or indirectly own and operate our business, and UCP, LLC intends to use the net proceeds from the sale of the UCP, LLC Series B Units for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes. Prior to completion of the IPO, PICO was the sole stockholder of UCP, Inc. and the sole member of UCP, LLC. Subsequent to the IPO and related transactions, as the sole managing member of UCP, LLC, we control all of the business and affairs of UCP, LLC and its subsidiaries and consolidate the results of operations of UCP, LLC in our condensed consolidated financial statements. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our reorganization and the IPO.

Results of Operations - Three and Nine Months Ended September 30, 2013 and 2012

Consolidated Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands)
Revenue:
Homebuilding	$21,369	$1,356	$20,013	$46,609	$4,324	$42,285
Land Development	2,250	21,945	(19,695)	16,535	23,947	(7,412)
Total revenue	23,619	23,301	318	63,144	28,271	34,873
Cost of Sales:
Homebuilding	16,558	988	15,570	36,500	3,107	33,393
Land Development	1,433	16,620	(15,187)	11,149	17,978	(6,829)
Gross Margin	5,628	5,693	(65)	15,495	7,186	8,309
Expenses:
Sales and marketing	1,516	873	643	4,747	1,332	3,415
General and administrative	4,503	2,481	2,022	13,310	7,075	6,235
Total expenses	6,019	3,354	2,665	18,057	8,407	9,650
(Loss) income from operations	(391)	2,339	(2,730)	(2,562)	(1,221)	(1,341)
Other income (expense), net	55	227	(172)	318	528	(210)
Net (loss) income	$(336)	$2,566	$(2,902)	$(2,244)	$(693)	$(1,551)

Select Operating Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Net new home orders (1)	44	17	27	165	27	138
Cancellation rate (2)	21.4%	15.0%	6.4%	12.2%	15.6%	(3.4)%
Average selling communities during the period (3)	8	3	5	7	2	5

	September 30,
	2013	2012	Change
Selling communities at end of period	7	3	4
Backlog (4) (in thousands)	$25,492	$5,634	$19,858
Backlog (4) (units)	60	16	44
Average sales price of backlog (in thousands)	$425	$352	$73

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

The increase in net new home orders was primarily due to having eight and seven average selling communities during the three and nine months ended September 30, 2013, respectively, as compared to three and two average selling communities during the three and nine months ended September 30, 2012, respectively. The increase in average selling communities was also responsible for the increase in backlog (units) for the nine months ended September 30, 2013, as compared to the similar period during 2012.

We also had seven selling communities at September 30, 2013, as compared to three selling communities at September 30, 2012. Approximately $15.5 million of the $19.9 million increase in our backlog value at September 30, 2013, as compared to September 30, 2012, was due to an increased number of homes under sales contracts and approximately $4.4 million was due to a higher average sales price during 2013. Our cancellation rate for the three months ended September 30, 2013 increased compared to the three months ended September 30, 2012, due, in part, to the influence of broader national factors, such as unease over the partial federal government shutdown and concerns over interest rate volatility, which affected regional consumer confidence. The average sales price increased during the 2013 period, due to the regional mix of our communities. During the 2013 period, we were selling homes in one community in Santa Clara County, California and one community in San Benito County, California, two counties and communities that have higher average home prices than the two communities located in the Central Valley and Monterey markets of California where we were selling during the 2012 period.

The number of homes we sell during any quarter depends upon numerous factors and, as such, the number of home sales in any quarter is unpredictable. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Owned and Controlled Lots

As of September 30, 2013 and December 31, 2012, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,659 and 4,916 lots, respectively, as represented in the tables below:

	As of September 30, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,921	872	2,793
Monterey Bay Area-California	1,570	154	1,724
South San Francisco Bay Area-California	45	525	570
Southern California	—	526	526
Puget Sound Area-Washington	845	201	1,046
Total	4,381	2,278	6,659

	As of December 31, 2012
	Owned	Controlled(1)	Total
Central Valley Area-California	1,880	599	2,479
Monterey Bay Area-California	1,602	—	1,602
South San Francisco Bay Area-California	32	92	124
Southern California	—	—	—
Puget Sound Area-Washington	711	—	711
Total	4,225	691	4,916

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change		2013	2012	Change
	(Dollars in thousands)
Homebuilding
Revenue	$21,369	$1,356	$20,013	1,475.9%	$46,609	$4,324	$42,285	977.9%
Homes delivered (units)	62	5	57	1,140.0%	131	17	114	670.6%
Average selling price	$345	$271	$74	27.3%	$356	$254	$102	40.2%
Average cost of sales	$267	$198	$69	34.8%	$279	$183	$96	52.5%

Land development
Revenue	$2,250	$21,945	$(19,695)	(89.7)%	$16,535	$23,947	$(7,412)	(31.0)%
Lots sold (units)	30	198	(168)	(84.8)%	138	224	(86)	(38.4)%

Total revenue
	$23,619	$23,301	$318	1.4%	$63,144	$28,271	$34,873	123.4%

Total revenue for the three months ended September 30, 2013 increased by $318,000, or 1.4%, to $23.6 million, as compared to $23.3 million for the three months ended September 30, 2012. Total revenue for the nine months ended September 30, 2013 increased by $34.9 million, or 123.4%, to $63.1 million, as compared to $28.3 million for the nine months ended September 30, 2012. The increase in revenue was primarily the result of increased home deliveries during the 2013 periods attributable to several factors, including an increased number of selling communities and favorable sales pace at certain of those communities. With regard to land development revenue, during the three months ended September 30, 2013, we believe that third party homebuilder demand was moderated by seasonal factors and the broader housing market considerations discussed above in ‘Overview.’

Homebuilding Revenue

Revenue from homebuilding for the three months ended September 30, 2013 increased by $20.0 million, or 1,476%, to $21.4 million, as compared to $1.4 million for the three months ended September 30, 2012. The increase was primarily the result of an increase in the number of homes delivered to 62 during the 2013 period, as compared to five homes during the 2012 period, and due to an increase in the average selling price of homes to approximately $345,000 during the 2013 period, as compared to approximately $271,000 during the 2012 period. Of this increase, $15.4 million related to increased units delivered and $4.6 million related to an increase in average selling price. The increase in average selling price during the 2013 period was primarily the result of increased deliveries at communities located in areas with higher home prices. During the 2013 period, we were selling homes in Santa Clara and San Benito counties of California, that have higher average home prices than the Central Valley and Monterey markets of California where all of the homes we sold during the 2012 period were located.

Revenue from homebuilding for the nine months ended September 30, 2013 increased by $42.3 million, or 977.9%, to $46.6 million, as compared to $4.3 million for the nine months ended September 30, 2012. The increase was primarily the result of an increase in the number of homes delivered to 131 during the 2013 period, as compared to 17 homes during the 2012 period, and due to an increase in the average selling price of homes to approximately $356,000 during the 2013 period, as compared to approximately $254,000 during the 2012 period. Of this increase, $29.0 million related to increased units delivered and $13.3 million related to an increase in average selling price. The increase in average selling price during the 2013 period was primarily the result of increased deliveries at communities located in areas with higher home prices. During the 2013 period, we were selling homes in Santa Clara and San Benito counties of California, that have higher average home prices than the Central Valley and Monterey markets of California where all of the homes we sold during the 2012 period were located.

Land Development Revenue

Revenue from land development for the three months ended September 30, 2013 was $2.3 million; land development revenue for the three months ended September 30, 2012 was $21.9 million. We sold 30 finished lots in the Puget Sound market during the 2013 period, and 198 lots during the 2012 period. Of the $19.7 million decrease in land sales revenue, $18.6 million was due to decreased number of lots sold, and $1.1 million declined due to pricing. The relatively high land sales volume in 2012 was an outcome of our overall business plan at that time and our ability to market and sell specific assets at targeted prices. The lots sold in 2012 were previously acquired at advantageous prices. The lots sold during the 2012 period were a mix of improved and unimproved parcels in the South San Francisco Bay, Puget Sound, and Central Valley markets.

Revenue from land development for the nine months ended September 30, 2013 decreased by $7.4 million, or (31.0)%, to $16.5 million, as compared to $23.9 million for the nine months ended September 30, 2012. This was primarily the result of a decrease in the number of lots sold to 138 during the 2013 period, as compared to 224 lots during the 2012 period. Of the $7.4 million decline in land sales revenue, $9.2 million was due to decreased number of lots sold, partially offset by $1.8 million increase due to pricing. The lots sold during the 2013 period were a mix of improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas. The lots sold during the 2012 period were a mix of improved and unimproved parcels in the South San Francisco Bay, Puget Sound, and Central Valley markets.

Gross Margin and Adjusted Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Sales	$23,619	100.0%	$23,301	100.0%	$63,144	100.0%	$28,271	100.0%
Cost of Sales	17,991	76.2%	17,608	75.6%	47,649	75.5%	21,085	74.6%
Gross Margin	5,628	23.8%	5,693	24.4%	15,495	24.5%	7,186	25.4%
Add: interest in cost of sales	394	1.7%	394	1.7%	759	1.3%	468	1.7%
Add: impairment and abandonment charges	—	—%	588	2.5%	12	—%	656	2.3%
Adjusted Gross Margin(1)	$6,022	25.5%	$6,675	28.6%	$16,266	25.8%	$8,310	29.4%
Consolidated Gross margin percentage	23.8%		24.4%		24.5%		25.4%
Consolidated Adjusted gross margin percentage(1)	25.5%		28.6%		25.8%		29.4%

Homebuilding Adjusted Gross Margin
Home sales	$21,369	100.0%	$1,356	100.0%	$46,609	100.0%	$4,324	100.0%
Cost of home sales	16,558	77.5%	988	72.9%	36,500	78.3%	3,107	71.9%
Homebuilding gross margin	4,811	22.5%	368	27.1%	10,109	21.7%	1,217	28.1%
Add: interest in cost of home sales	392	1.8%	23	1.7%	750	1.6%	56	1.3%
Add: impairment and abandonment charges	—	—%	—	—%	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$5,203	24.3%	$391	28.8%	$10,859	23.3%	$1,273	29.4%
Homebuilding gross margin percentage	22.5%		27.1%		21.7%		28.1%
Adjusted homebuilding gross margin percentage(1)	24.3%		28.8%		23.3%		29.4%

Land Development Adjusted Gross Margin
Land development	$2,250	100.0%	$21,945	100.0%	$16,535	100.0%	$23,947	100%
Cost of land development	1,433	63.7%	16,620	75.7%	11,149	67.4%	17,978	75.1%
Land development gross margin	817	36.3%	5,325	24.3%	5,386	32.6%	5,969	24.9%
Add: interest in cost of land development	2	0.1%	371	1.7%	9	—%	412	1.7%
Add: Impairment and abandonment charges	—	—%	588	2.7%	12	0.1%	656	2.8%
Adjusted land development gross margin(1)	$819	36.4%	$6,284	28.6%	$5,407	32.7%	$7,037	29.4%
Land development gross margin percentage	36.3%		24.3%		32.6%		24.9%
Adjusted land development gross margin percentage(1)	36.4%		28.6%		32.7%		29.4%

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

The decrease in our homebuilding gross margin percentage and homebuilding adjusted gross margin percentage was primarily due to increased cost of sales-homebuilding during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increased cost of sales-homebuilding during the three and nine month periods in 2013 as compared to the same periods in 2012, was primarily attributable to a higher cost basis in the homes we sold during the 2013 periods. For the nine month periods ended September 30, 2013 and September 30, 2012 our land development gross margin percentage was substantially the same. The decrease in our land development adjusted gross margin percentage for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was attributable to lower capitalized interest associated with the projects sold in 2012 and additionally there was approximately $656,000 of abandonment charges, unrelated to the lots sold, during the nine month period ending September 30, 2012.

Sales and Marketing, and General and Administrative Expenses

We are a growing company and have ramped up our resources to accommodate that growth, however, we do not expect our future operating expenses to be a linear function of revenue. We believe we have the resources to achieve operational efficiencies with future revenue growth.

Our operating expenses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	(In thousands)		As a percentage of Total Revenue
	2013	2012	2013	2012
Sales and marketing	$1,516	$873	6.4%	3.7%
General and administrative	4,503	2,481	19.1%	10.6%
Total sales and marketing and general and administrative	$6,019	$3,354	25.5%	14.3%

	Nine Months Ended September 30,
	(In thousands)		As a percentage of Total Revenue
	2013	2012	2013	2012
Sales and marketing	$4,747	$1,332	7.5%	4.7%
General and administrative	13,310	7,075	21.1%	25.0%
Total sales and marketing and general and administrative	$18,057	$8,407	28.6%	29.7%

Sales and marketing expense for the three months ended September 30, 2013 increased approximately $0.6 million, or 74%, to $1.5 million, as compared to approximately $873 thousand for the same period in 2012. The increase in sales and marketing expenses was primarily attributable to an 1,140% increase in the number of homes delivered, and a 167% increase in the average number of selling communities for the three months ended September 30, 2013, as compared to the same period in 2012. As a percentage of total revenue, sales and marketing expenses increased to 6.4% during the three months ended September 30, 2013, as compared to 3.7% during the three months period ended September 30, 2012, this increase was a result of increased headcount from 3 employees in 2012 to 17 employees in 2013.

Sales and marketing expense for the nine months ended September 30, 2013 increased approximately $3.4 million, or 256%, to $4.7 million, as compared to approximately $1.3 million for the same period in 2012. The increase in sales and marketing expenses was primarily attributable to a 671% increase in the number of homes delivered, and a 250% increase in the average number of selling communities for the nine months ended September 30, 2013, as compared to the same period in 2012. As a percentage of total revenue, sales and marketing expenses increased to 7.5% during the nine months ended September 30, 2013, as compared to 4.7% during the nine months period ended September 30, 2012.

General and administrative (“G&A expense”) for the three months ended September 30, 2013 increased $2.0 million to $4.5 million, as compared to $2.5 million for the same period in 2012. The increase in G&A expense was primarily attributable to an increase in office headcount to 65 employees from 32 employees, $935,000 of stock-based compensation recorded for the first time, and non-recurring costs related to the IPO of approximately $299,000. As a percentage of total revenue, G&A expenses increased to 19.1% during the three month period ended September 30, 2013, compared to 10.6% for the same period in 2012. Excluding the non-recurring costs related to the IPO, G&A expense as a percentage of total revenue for the three month period ended September 30, 2013 was 17.9%.

G&A expense for the nine months ended September 30, 2013 increased $6.2 million to $13.3 million, as compared to $7.1 million for the for the same period in 2012. The increase in G&A expense was primarily attributable to the growth in our homebuilding operation, an increase in office headcount to 65 employees from 32 employees, $935,000 of stock-based compensation recorded for the first time, and non-recurring costs related to the IPO of approximately $1.2 million. As a percentage of total revenue, G&A expense decreased to 21.1% during the nine month period ended September 30, 2013, as compared to 25.0% for the same period in 2012. Excluding the non-recurring costs related to the IPO, G&A expense as a percentage of total revenue for the nine month period was 19.2%.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2013 decreased by $172,000 to $55,000, as compared to $227,000 for the three months ended September 30, 2012, primarily due to an additional $176,000 received from a utility company in 2012.

Other income (expense), net decreased by $210,000 for the nine months ended September 30, 2013 to $318,000, as compared to $528,000 for the nine months ended September 30, 2012. This decrease was primarily attributable to $200,000 of income relating to an easement we granted to a third party, and the additional $176,000 received from a utility company during the 2012 period, partially offset by $150,000 of income relating to the beneficial settlement of a claim we had against a third party during the 2013 period.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net loss for the three and nine months ended September 30, 2013 was $ 15,000 or $0.00 per share of Class A common stock. Net income for the three months ended September 30, 2012 of $2.6 million, and a net loss of $(693,000) for the nine months ended September 30, 2012 was all attributable to PICO, the sole owner of UCP, LLC, then.

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

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past, with the completion of our IPO we will not receive additional capital contributions from PICO, and we will no longer make repayments of member contributions to PICO. We anticipate funding future capital requirements in a manner similar to our historical funding. As a public company, we may have access to additional forms of financing, such as proceeds from the sale of equity securities or debt securities, that we have not historically used to finance our business.

With the receipt of proceeds from the IPO, we believe that we have access to sufficient capital resources to fund our business for at least the next twelve months. We generally have the ability to defer future investment activity, such as developing land or building additional homes for sale, until such time as we have adequate capital resources available to us.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At September 30, 2013	At December 31, 2012
Debt	$44,945	$29,112
Stockholders’ and member's equity	218,529	102,315
Total capital	$263,474	$131,427
Ratio of debt-to-capital	17.1%	22.2%
Debt	$44,945	$29,112
Less: cash and cash equivalents	103,002	10,324
Cash (net of debt)	$58,057	$18,788
Stockholders’ and member's equity	218,529	102,315
Total capital	$276,586	$121,103
Ratio of net debt-to-capital(1)	n/a	15.5%

(1)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus stockholders’ and member's equity. The most directly comparable U.S. GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We reconcile this non-U.S. GAAP financial measure to the ratio of debt-to-capital in the table above.

Cash Flows - Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

The following compares our cash flows for the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

•
Net cash used in operating activities was $19.2 million higher compared to 2012, primarily due to a $21.1 million increase in cash used for real estate purchases during the 2013 period, which was partially offset by an increase in payables.

•	Net cash used in investing activities was consistent period to period.

•	Net cash provided by financing activities increased by $103.3 million as a result of $105.5 million of proceeds received from the completion of our IPO in 2013.

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

As of September 30, 2013, we had outstanding $3.5 million of cash deposits pertaining to purchase contracts for 2,278 lots with an aggregate remaining purchase price of approximately $129.6 million,net of deposits.

Our use of contracts providing us an option to purchase land depends on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions, and local market dynamics.

As of September 30, 2013, there was $44.9 million of outstanding principal balances on our various loan facilities. We had $19.8 million of availability under our secured revolving credit facilities subject to the borrowing base terms set forth in each of our secured revolving credit facilities.
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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the three and nine months ended September 30, 2013. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 in Notes to Condensed Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A.  Risk Factors

We have disclosed under the heading “Risk Factors” beginning on page 23 of our prospectus dated July 17, 2013, which constitutes part of our Registration Statement on Form S-1 (File No. 333-187735), the risk factors which materially affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our prospectus. You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Delays by Congress and the President to approve a budget or continuing appropriation resolutions to fund the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues.

Failure by Congress and the President to approve a budget or enact appropriation legislation to fund the operations of the federal government could cause certain federal agencies to cease or curtail some activities. The affected activities could include Internal Revenue Service (“IRS”) verification of mortgage loan applicants’ tax return information, and approvals by the Federal Housing Administration, the Veterans Administration and the U.S. Department of Agriculture to fund or insure mortgage loans under programs that these agencies operate. As a number of our home buyers use these programs to obtain financing to purchase our homes, and many lenders condition mortgage loan approval on obtaining IRS verification of income, a prolonged delay in the performance of these affected activities could prevent prospective qualified buyers of our homes from obtaining the mortgage loans they need to complete such purchases, which could lead to delays or cancellations of home sales. Additionally, a backlog of IRS verifications and mortgage loan approvals under the programs operated by the Federal Housing Administration, the Veterans Administration and the U.S. Department of Agriculture could create delays in obtaining such approvals, resulting in the deferral of home sales to later periods and a negative effect on our homes delivered and revenues in the 2013 fourth quarter and in subsequent quarters. Depending on the length of the delay, such impacts could have a material adverse impact on our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2013, a registration statement on Form S-1 (Registration No. 333-187735), relating to the IPO was declared effective by the SEC. Under this registration statement, we registered 8,912,500 shares of our Class A common stock, consisting of 7,750,000 shares sold to Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Zelman Partners LLC and JMP Securities LLC, the underwriters of the IPO, and 1,162,500 shares subject to an option granted to such underwriters. The IPO was completed on July 17, 2013, and 7,750,000 shares of Class A common stock registered under the registration statement were issued to the underwriters and sold at a price to the public of $15.00 per share. The underwriters did not exercise their option to purchase all or a portion of the 1,162,500 optional shares and the offering was terminated on July 17, 2013.

The aggregate gross proceeds from the shares of Class A common stock sold by us were $116.3 million. The aggregate net proceeds to us from the sale were approximately $105.5 million, after deducting an aggregate of $10.8 million in underwriting discounts paid to the underwriters and other expenses incurred in connection with the offering.

We used the net proceeds from the offering to purchase 7,750,000 newly-issued UCP, LLC Series B Units. As of September 30, 2013, UCP, LLC had used approximately $8.7 million of the net proceeds from the IPO for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes. UCP, LLC intends to use the remaining net proceeds from the IPO for similar purposes. Pending these uses, these proceeds are currently held in various demand deposit accounts.

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

UCP, Inc.

Date:	November 12, 2013	By:	/s/	William J. La Herran
William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)