Form 10-K
period 2013-12-31
UCP, Inc.
filed 2014-03-17
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL PERIOD ENDED December 31, 2013
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-36001
UCP, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation)	90-0978085 (IRS Employer Identification No.)
99 Almaden Boulevard, Suite 400, San Jose, CA 95113

(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code
(408) 207-9499
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer Yes ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, there was no established trading market for the registrant’s Class A common stock.

On March 7, 2014, the registrant had 7,835,562 shares of Class A common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  We expect to file our Proxy Statement within 120 days after December 31, 2013.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in our markets;

•	any adverse impact on our business from the federal government shutdown;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses as a non-linear function of revenue;

•	our having the resources to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO Holdings, Inc. ("PICO"); and

•	availability of qualified personnel and our ability to retain our key personnel.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption Risk Factors in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward-looking statements due to the factors described under the caption "Risk Factors" and elsewhere in this Report. As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates, references to “the Company,” “we,” “us,” “our” and “UCP” refer (1) prior to the July 23, 2013 completion of the initial public offering of Class A common stock, par value $0.01 per share (“Class A common stock”) of UCP, Inc. (the “IPO”) and related transactions, to UCP, LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to UCP, Inc. and its consolidated subsidiaries including UCP, LLC.

Our Company

We are a homebuilder and land developer with land acquisition and entitlement expertise in California and Washington. Dustin L. Bogue, our President and Chief Executive Officer, began our operations in 2004, and we were principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In January 2008, we were acquired by PICO (“PICO”), a NASDAQ-listed, diversified holding company, which allowed us to pursue attractive opportunities resulting from the residential real estate downturn. In 2010, we formed Benchmark Communities, LLC (“Benchmark Communities”), our wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes, and on July 23, 2013, we completed our IPO. Since our acquisition by PICO, through the completion of our IPO, we operated as a wholly owned subsidiary of PICO. Subsequent to our IPO, PICO holds a majority of the voting power of UCP, Inc. and of the economic interests of UCP, LLC, through which we operate our business under the name UCP. In connection with our IPO, UCP, LLC became a subsidiary of UCP, Inc. As of December 31, 2013, PICO owned 57.7% of the economic interests of UCP, LLC and UCP, Inc. owned 42.3% of the economic interests of UCP, LLC.

In California, we primarily operate in the Central Valley area (Fresno and Madera counties), the Monterey Bay area (Monterey County), the South San Francisco Bay area (Santa Clara and San Benito counties) and in Southern California (Los Angeles, Ventura and Kern counties). In Washington State, we operate in the Puget Sound area (King, Snohomish, Thurston and Kitsap counties). We believe that these areas have attractive residential real estate investment characteristics, such as favorable long-term population demographics, a demand for single-family housing that often exceeds available supply, large and growing employment bases, and high home affordability levels. We continue to experience significant homebuilding and land development opportunities in our current markets and are evaluating potential expansion opportunities in other markets that we believe have attractive long-term investment characteristics.

Our Business Strategy

We actively source, evaluate and acquire land for residential real estate development and homebuilding. For each of our real estate assets, we periodically analyze ways to maximize value by either (i) building single-family homes and marketing them for sale under our Benchmark Communities brand, or (ii) completing entitlement work and horizontal infrastructure development and selling lots to third-party homebuilders. We perform this analysis using a disciplined analytical process, which we believe is a differentiating component of our business strategy.

As of December 31, 2013, we owned or controlled 5,380 lots, providing us with significant lot supply, which we believe will support our business strategy for a multi-year period. We believe that our sizable inventory of well-located land provides us with a significant opportunity to develop communities and design, construct, and sell homes under our Benchmark Communities brand. While we expect to opportunistically sell select residential lots to third-party homebuilders when we believe that will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute our primary means of generating revenue growth for the foreseeable future. As of December 31, 2013, we had nine active selling communities consisting of 563 lots.

When acquiring real estate assets, we focus on seeking maximum long-term risk-adjusted returns. Our underwriting and operating philosophies emphasize capital preservation, risk identification and mitigation, and risk-adjusted returns. Our investing and operating discipline have resulted in consolidated gross margin percentages of 23.1%, 26.5% and 5.3% for the years ended December 31, 2013, 2012 and 2011, respectively; and consolidated adjusted gross margin percentages of 24.7%, 29.0% and 30.2% for the years ended December 31, 2013, 2012 and 2011, respectively. Consolidated adjusted gross margin percentages are non-U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures. For a discussion of consolidated adjusted gross margin and a reconciliation of these percentages to the most comparable U.S. GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We seek to mitigate our exposure to market downturns and capitalize on market upturns through the following key strategies:

•	identifying the risks associated with our assets and business, including market, entitlement and environmental risks, and structuring transactions to minimize the impact of those risks;

•	maintaining high quality in our construction activities;

•	maintaining a strong balance sheet, using a prudent amount of leverage;

•	leveraging our purchasing power and controlling costs;

•	attracting highly experienced professionals and encouraging them to maintain a deep understanding and ownership of their respective disciplines;

•	maintaining a strong corporate culture that is based on integrity, honesty, transparency, value, quality and excellence; and

•	maintaining rigorous supervision over our operations.

Segments

We organize our operations into two reportable segments: homebuilding and land development. For a more detailed description of and financial information about our segments, please see Note 11 to the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

Homebuilding Operations

We build homes through our wholly owned homebuilding subsidiary, Benchmark Communities. Benchmark Communities operates under the principle that “Everything Matters!” This principle underlies all phases of our new home process including planning, construction, sales and customer service. We are diversified by product offering, which we believe broadens our exposure to the housing recovery and reduces our exposure to any particular market or customer segment. Target home buyers vary by project and geographic market, in part dictated by each particular asset, its location, topography and competitive market positioning and the amenities of the surrounding area and the community in which it is located.

We believe our target home buyers look for distinctive new homes; accordingly, we design homes in thoughtful and creative ways to create homes that we expect buyers will find highly desirable. We seek to accomplish this by collecting and analyzing information about our target home buyers and incorporating our analysis into new home designs. We source information about target home buyers from our experience selling new homes and through market research that enables us to identify design preferences that we believe will appeal to our customers. We target diverse buyer segments, including first-time buyers, first-time move-up buyers, second-time move-up buyers and move-down buyers. Most of our communities target multiple buyer segments within such communities, enabling us to seek increased sales pace and reduce our dependence on any single buyer segment.

We contract with high quality architects, engineers and interior designers to assist our experienced internal product development personnel in designing homes that are intended to reflect our target customers’ tastes and preferences. In addition to identifying desirable design and amenities, this process includes a rigorous value engineering strategy that allows us to seek efficiencies in the construction process.

Customer Service

We seek to make the home buying experience friendly, effective and efficient. Our integrated quality assurance and customer care functions assign the same personnel at each community the responsibility for monitoring quality control and managing customer service. As a standard practice, we communicate with each homeowner at least seven times during their first two years of ownership in an effort to ensure satisfaction with their new home. Additionally, we monitor the effectiveness of our service efforts with third-party surveys that measure our home buyers’ perception of the quality of our homes and the responsiveness of our customer service. Our customer service program seeks to optimize customer care in terms of availability, response time and effectiveness, and we believe that it reduces our exposure to future liability claims. We believe that our continuing commitment to quality and customer service provides a compelling value proposition for prospective home buyers and reduces our exposure to long-term construction defect claims.

Homebuilding, Marketing and Sales Process

We typically develop communities in phases of four to twelve homes based upon projected sales rates. In order to reduce labor and material costs and administrative inefficiencies in the construction process, we adhere to an “even flow” construction methodology that allows us to standardize the timing of new home starts. Our even flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs to us. Our even flow method provides us enhanced visibility, oversight, and control of the production process, and allows us to more effectively manage our working capital accounts.

We routinely monitor and actively manage our even flow production process to align with prevailing and expected future unit absorption trends. In the event our inventory builds faster than homes are sold, we will typically halt construction when homes are structurally complete, but prior to the selection of certain amenities, such as flooring and counter tops, until we have entered a sales contract and received a non-refundable customer deposit. This process allows us to reduce the amount of capital invested in our inventory of homes until homes are under contract for sale and allows buyers to select and customize certain non-structural elements of the home.

Our sales and marketing process uses extensive advertising and promotional strategies, including Benchmark Communities’ website, community marketing brochures, and the use of billboards and other roadside signage. Home sales are conducted through our wholly owned subsidiary, BMC Realty Advisors, Inc. (“BMC Realty”).

We typically staff two professional sales personnel at each of our communities. Our in-house sales force have offices in their respective model complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales personnel work with potential buyers by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes and the selection of amenities. Our sales personnel are internally trained, generally have prior experience selling new homes in their respective markets and are licensed by applicable real estate oversight agencies.

Because we routinely introduce new home designs for most of our markets, model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and ten model homes. As of December 31, 2013, we owned 27 completed model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted home buyers. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase with a price increase. We often use an onsite design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities.

Home Buyer Financing

The majority of home buyers finance a significant portion of the purchase price of their home with long-term mortgage financing. We assist prospective purchasers in obtaining mortgage financing by providing referrals to one of our preferred lenders. These are reputable lenders that typically have provided financing for multiple homes that we have sold. Through our referral process to lenders that have financed homes that we have built, we seek to reduce the challenges that may be encountered when trying to obtain mortgage financing for homes that are under construction.

We seek to assist our home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

Quality Control and Customer Service

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors we employ are monitored and we make regular inspections and evaluations of our subcontractors to seek to ensure that our standards are met.

We have quality control and customer service staff whose role includes providing a positive experience for each home buyer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after sales customer service. Our quality and service initiatives include taking home buyers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Warranty Program

We provide a two year “fit and finish” warranty on our home sales that covers workmanship and materials. In addition to our warranty program, during their first two years of ownership we offer our home buyers assistance learning how to maintain their homes in an effort to enhance customer satisfaction and minimize long-term problems. Since we use third-party subcontractors to construct our homes, we generally require our subcontractors to warranty their work to us.

Thus, if there is a problem with materials or a construction defect, we are contractually entitled to require the particular subcontractor to assist us in correcting the issue. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the definitions and procedures set forth in the warranty including the submission of unresolved construction related disputes to binding arbitration. We accrue estimated warranty costs based upon our estimates of the amount we expect to pay for work under warranty.

There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by home buyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to the effective indemnification agreements with our subcontractors.

Raw Materials

When constructing homes we use various materials and components. It has typically taken us four to six months to construct a home, during which time we are subject to price fluctuations in raw materials.

Land Development

As a homebuilder and land developer, we are strategically positioned to either build new homes on our lots or to sell our lots to third-party homebuilders. While our business plan contemplates building new homes on the majority of our lots, we proactively monitor market conditions and our operations allow us to opportunistically sell a portion of our lots to third-party homebuilders if we believe that will maximize our returns or lower our risk. We believe our ability and willingness to opportunistically build on or sell our lots to third-party homebuilders affords us the following important advantages:

•	exploit periods of cyclical expansion by building on our lots;

•	manage our operating margins and reduce operating income volatility by opportunistically selling lots as operating performance and market conditions dictate; and

•	manage operating risk in periods where we anticipate cyclical contraction by reducing our land supply through lot sales.

We benefit from the long-standing relationships our executive management team has with key land owners, brokers, lenders, and development and real estate companies in our markets that have provided us with opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that our strong balance sheet, positive reputation in our markets among potential land sellers and brokers as a homebuilder and land developer, and track record of acquiring lots since 2008 provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner, which in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions privately, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

The land development process in our markets can be very complex and often requires highly-experienced individuals that can respond to numerous unforeseen challenges with a high degree of competency and integrity. We actively seek land acquisition opportunities where others might seek to avoid complexities, as we believe we can add significant value through our expertise in entitlements, re-entitlements, horizontal land planning and development, and by designing and selling homes to targeted home buyer segments that are attracted to our differentiated new home product.

Acquisition Process

Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate.

We leverage our relationships with land owners, brokers, developers and financial institutions, and our history of purchasing land since 2008, to seek the “first look” at land acquisition opportunities or to evaluate opportunities before they are broadly marketed. We use a variety of transaction structures, including purchase and option contracts to maximize our risk-adjusted return, with particular emphasis on reducing our risk, conserving our capital and accommodating the particular needs of each seller.

We combine our entitlement, land development and homebuilding expertise to increase the flexibility of our business, seek enhanced margins, control our lot deliveries and maximize returns. Additionally, we believe that the integration of the entitlement, development and homebuilding process allows us to deliver communities that achieve a high level of customer satisfaction. Our entitlement expertise allows us to add value through the zoning and land planning process. Our land development entitlement expertise allows us to consider a broader range of land acquisition opportunities from which to seek superior risk-adjusted returns.

We selectively evaluate expansion opportunities in our existing markets as well as new markets that we believe have attractive long-term investment characteristics. These characteristics include, among others, demand for single-family housing that exceeds available supply, historically high single-family home affordability, well regarded educational systems and institutions, high educational attainment levels, desirable transportation infrastructure, proximity to major trade corridors, positive employment trends, diverse employment bases and high barriers to the development of residential real estate, such as geographic or political factors.

Owned and Controlled Lots

As of December 31, 2013, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,380 lots. The following table presents certain information with respect to our owned and controlled lots as of December 31, 2013.

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,658	322	1,980
Monterey Bay Area-California	1,517	154	1,671
South San Francisco Bay Area-California	19	465	484
Southern California	—	251	251
Puget Sound Area-Washington	836	158	994
Total	4,030	1,350	5,380

(1)	Controlled lots are those subject to a purchase or option contract.

Our Financing Strategy

We intend to use debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on attractive terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, the aggregate commitment of our acquisition and development loans and our constructions loans was $56.4 million, of which $31.0 million was outstanding.

Our indebtedness is primarily comprised of project-level secured acquisition, development and constructions loans, with recourse limited to the securing collateral. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

Revenue by Region

The following table sets forth home and lot sales revenue and units delivered by county for our projects during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Sales Revenue	Units Delivered	Sales Revenue	Units Delivered	Sales Revenue	Units Delivered
Home Sales
California
Monterey Bay Area	$16,284	47	$5,588	21	$1,288	5
South San Francisco Bay Area	17,700	31	7,092	15	—	—
Central Valley Area	38,527	118	1,380	5	6,997	28
Total Home Sales	$72,511	196	$14,060	41	$8,285	33

Lot Sales
California
South San Francisco Bay Area	$15,865	193	$13,810	92	$11,835	70
Central Valley Area	—	—	20,502	356	4,058	48
Washington
Puget Sound Area	4,350	60	9,754	112	—	—
Total Land Sales	$20,215	253	$44,066	560	$15,893	118
Total Sales	$92,726	449	$58,126	601	$24,178	151

Government Regulation and Environmental Matters

We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement, and sale of our communities in certain states and localities in which we operate even if all necessary government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which we operate. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth, or no-growth initiatives that could negatively affect the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We are also subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays; may cause us to incur substantial compliance, remediation, and/or other costs; and prohibit or severely restrict development and homebuilding activity.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application.

Seasonality

The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our operating results and capital needs on a quarterly basis. Although we enter into home sales contracts throughout the year, a significant portion of our sales activity takes place during the spring and summer, with the corresponding closings taking place during the fall and winter. Additionally, our capital needs are typically greater during the spring and summer when we are building homes for delivery later in the year. Accordingly, our revenue may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. As a result of seasonal variation, our quarterly results of operations and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year end. We currently expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the housing markets and homebuilding industry return to a more normal operating environment.

Competition

The homebuilding and land development industry is highly competitive. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, financing, desirable land parcels, raw materials and skilled management and labor resources. We and our land development customers also compete with sales of existing homes and, to a lesser extent, with the rental housing market. Our homes compete on the basis of design, quality, price and location. In addition to home sales, we sell lots to third-party homebuilders. We compete for land buyers with other land owners. Our land holdings compete on the basis of quality, market positioning, location and price. The homebuilding and land development industry has historically been subject to significant volatility. We may be at a competitive disadvantage with regard to certain of our national competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. We strive to maintain a well-capitalized balance sheet to protect against certain market volatility.

We compete directly with a number of large national homebuilders such as D. R. Horton Inc., Hovnanian Enterprises, Inc. and Lennar Corporation who are larger than we are and have greater financial and operational resources than we do. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business as we have planned.

Employees

As of December 31, 2013, we had 90 employees, 71 of whom were executive, management or administrative personnel (including 20 construction personnel) and 19 of whom were sales and marketing personnel. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Executive Officers

The executive officers of UCP, Inc. are:

Name	Age	Position
Dustin L. Bogue	39	President, Chief Executive Officer and Director
William J. La Herran	48	Chief Financial Officer and Treasurer
James W. Fletcher	56	Chief Operating Officer
W. Allen Bennett, Esq.	50	Vice President and General Counsel
Shawn A. Milligan	43	Senior Vice President, Land Acquisition
Terry Secor	40	Vice President Construction

Dustin L. Bogue.    Mr. Bogue has served as our President and Principal Executive Officer since 2008 and, following our IPO, now serves as our President and Chief Executive Officer and as a member our board of directors. Mr. Bogue was involved with the formation of our predecessor, Union Community Partners, LLC in 2004. Mr. Bogue was instrumental in Union Community Partners, LLC’s acquisition and entitlement of several communities in Northern California. In 2008, Union Community Partners, LLC was acquired by PICO and the name was changed to UCP, LLC. Since 2008, Mr. Bogue has overseen the investment and management of over $321.3 million in residential real estate in the states of California and Washington. Mr. Bogue was instrumental in creating our subsidiary, Benchmark Communities in 2010, with the goal of creating outstanding communities with exceptional value and sustainability. Since Union Community Partners, LLC’s inception in 2004, Mr. Bogue has been principally responsible for developing the strategic direction of our company and our operations. Prior to joining our company, Mr. Bogue was a vice president of development and sales at Landcastle Real Estate from 2001 to 2004. From 1999 to 2001, Mr. Bogue worked for Wellington Corporation of Northern California, a subsidiary of Triple Five National Development Company. At Wellington, Mr. Bogue was a director of land acquisitions and development, managing Wellington’s California real estate portfolio, including acquisition, disposition and development. Additionally, at Wellington, Mr. Bogue was actively involved in creating two technology start-ups: Bridgewater Ventures, an early-stage venture capital company, and Cenatek, Inc., a solid-state storage device company where Mr. Bogue served as an executive vice president. Mr. Bogue’s position as our President and Chief Executive Officer, his leadership capabilities, his thorough knowledge of all facets of our business and operations and his in-depth experience in the homebuilding business lead to our conclusion that Mr. Bogue should serve on our board of directors.

William J. La Herran.    Mr. La Herran has served as our Chief Financial Officer since 2005 and, following our IPO, continues to serve in the same role and as our Treasurer. Mr. La Herran has over 29 years of finance experience in a broad array of industries and financing structures. Prior to joining our company, Mr. La Herran was the Senior Vice President at United American Bank, a banking start-up located in San Mateo, California from 2004 to 2005. Prior to working at United American Bank, Mr. La Herran spent more than six years, from 1998 to 2004, in the high technology industry at Deutsche Bank, Sand Hill Capital and City National Bank. Mr. La Herran spent several years in international banking with Banque National de Paris and Westpac Banking Corporation. Mr. La Herran was a co-founder and a board member of Envision Schools, Inc., a non-profit charter high school organization in San Francisco and was a board member at St. Matthew’s Catholic School in San Mateo. Mr. La Herran received his B.S. in Business from St. Mary’s College in Moraga, California.

James W. Fletcher.    Mr. Fletcher joined us in 2008 and has served as our Chief Operating Officer since 2012. From 2008 to 2012, Mr. Fletcher was our Vice President of Acquisitions and Development. Mr. Fletcher has been involved in the real estate development and construction business for over 33 years and previously worked for The Fletcher Company, a real estate development and construction company, located in Monterey, California from 1995 to 2008, where he was a principle partner and stockholder. Mr. Fletcher has significant experience in locating and acquiring high-quality real estate projects and formulating overall strategic development concepts, while leading project development teams through the entire development cycle from entitlements to sale. Mr. Fletcher received his B.A. in Business from the University of Arizona, College of Business Administration and holds a California Real Estate/Broker’s license.

W. Allen Bennett.    Mr. Bennett joined us as Vice President and General Counsel in April 2009 and, following our IPO, continues to serve in the same roles and also serves as the Secretary of our board of directors. He has over 30 years of experience in the real estate industry both as a Real Estate Salesman/Broker and a Real Estate Attorney, with his last nine years spent directly in the land acquisition and homebuilding industries. He is responsible for the company’s legal affairs, including finance and real estate transactions, corporate governance, regulatory compliance and litigation matters. Prior to joining us, Mr. Bennett was Director of Land Acquisition and Entitlements for Centex Homes, a public homebuilder, with its offices located in the Central Valley of California from 2004 to 2009. Prior to that he was a partner in the law firm of Sagaser, Franson and Jones specializing in real estate litigation from 1999 to 2004.

He also served as General Counsel for Land West, Inc., a large farming and real estate corporation with offices in San Francisco and the Central Valley of California from 1996 to 1999 and as a real estate litigation associate with McCormick Barstow Sheppard Wayte and Carruth from 1994 to 1996. Prior to becoming an attorney, Mr. Bennett was a real estate salesman and Broker working with such firms as Grubb and Ellis and owning his own real estate company with his father. Mr. Bennett received his B.A. in Business Administration from California State University, Fresno and his J.D., with Distinction, from San Joaquin College of Law, where he served as Executive Editor of the San Joaquin Agricultural Law Review.

He is a member of the State Bar of California and is admitted to practice before all state courts in California, the Federal Court for the Eastern District of California and the United States Supreme Court.

Shawn A. Milligan.  Mr. Milligan has served as our Vice President of Land Acquisitions since 2009 and, following our IPO, now serves as our Senior Vice President of Land Acquisitions. Mr. Milligan is a second generation land acquisition professional and is responsible for overseeing our land acquisition efforts. Mr. Milligan is responsible for identifying and assessing land acquisition opportunities within our markets. Prior to joining our company, Mr. Milligan served as a vice president of KT Properties and land acquisitions manager at Duc Housing Partners from 2003 to 2009. Mr. Milligan also worked at PriceWaterhouseCoopers as a certified public account. Mr. Milligan received his B.S. in Accounting from Santa Clara University.

Terry Secor. Mr. Secor serves as Vice President of Construction for Benchmark Communities, our wholly-owned homebuilding subsidiary, where he is actively involved in all phases of construction, development, architectural design and project management. Prior to joining Benchmark Communities in 2009, Mr. Secor held senior level land development and construction positions at Centex Homes and McMillin Homes. He also served as a facility modification project manager for the California judicial branch of the court's administrative office. Over the course of his 20 year career in the homebuilding industry, Mr. Secor has significant experience bringing large-scale projects from concept through to completion on time and on budget. He is a Certified Green Professional™ as well as a licensed Class A and B general engineering contractor.

Our Reorganization and our IPO

Historically, we operated our business through UCP, LLC and its subsidiaries, which, prior to our IPO, were indirect wholly owned subsidiaries of PICO. In anticipation of our IPO, UCP, Inc. was incorporated in the State of Delaware on May 7, 2013, as a wholly owned subsidiary of PICO. The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit (as defined below) held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2013, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 57.7% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, which equals PICO’s economic interest in the Company. PICO effectively has control over the outcome of votes on all matters requiring approval by the Company’s stockholders. As described in more detail below, each Series A Unit of UCP, LLC can be exchanged for one share of Class A common stock.

Upon completion of our IPO, UCP, Inc. issued 7,750,000 shares of Class A common stock at a public offering price of $15.00 per share and received net proceeds of $105.5 million after deducting the underwriting discount, and other offering costs. UCP, Inc. invested these net proceeds into UCP, LLC and acquired UCP, LLC’s newly-issued Series B Units (as defined below), which represents a 42.3% economic interest in UCP, LLC; PICO, through its ownership of UCP, LLC Series A Units, holds the remaining 57.7% economic interest in UCP, LLC. UCP, Inc. is a holding company, and its sole material asset is its equity interest in UCP, LLC. The net proceeds of $105.5 million from the IPO, were used by UCP, Inc. for acquiring the 42.3% ownership in UCP, LLC.

In connection with our IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), which are held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which are held solely by PICO (and its permitted transferees). UCP, Inc. purchased 7,750,000 UCP, LLC Series B Units through its investment in UCP, LLC with the net proceeds from our IPO. The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. Subsequent to our IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc., operates and controls all of the business and affairs and consolidates the financial results of UCP, LLC and its subsidiaries.

Pursuant to the Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC, UCP, Inc. has the right to determine when distributions (other than tax distributions) will be made to the members of UCP, LLC and the amount of any such distributions. If UCP, Inc. authorizes a distribution, such distribution generally will be made to the members of UCP, LLC pro rata in accordance with their respective percentage interests. As of December 31, 2013, there have been no such distributions.

The holders of limited liability company interests in UCP, LLC, including UCP, Inc., generally have to include for purposes of calculating their U.S. federal, state and local income taxes their allocable share of any taxable income of UCP, LLC. In general, taxable income of UCP, LLC will be allocated to PICO and UCP, Inc. on a pro rata basis in accordance with their respective percentage interests. However, as a result of certain taxable “built-in gains” in the assets of UCP, LLC that existed at the time of the IPO which, by statute, must be allocated solely to PICO, UCP, Inc. is expected at times to be allocated a disproportionately smaller amount of net taxable income and PICO is expected to be allocated a disproportionately larger amount of net taxable income. UCP, LLC is obligated, subject to available cash, applicable law and contractual restrictions (including limitations imposed by any financing agreements), to make cash distributions, which we refer to as “tax distributions,” based on certain assumptions (including a combined federal, state and local tax rate of 41% (or such other rate determined by UCP, Inc. to be the highest marginal effective rate of federal, state and local income tax applicable to corporations doing business in California or such other jurisdiction in which UCP, LLC is doing business)), to its members (including UCP, Inc.). Generally, these tax distributions will be pro rata in accordance with the respective percentage interests of PICO and UCP, Inc. and will be in an amount sufficient to allow PICO and UCP, Inc. to pay taxes on their allocable shares of the taxable income of UCP, LLC. If, however, there is insufficient cash to make pro rata tax distributions to PICO and UCP, Inc. in an amount that would allow PICO and UCP, Inc. to pay taxes on their allocable shares of the taxable income of UCP, LLC, PICO and UCP, Inc. would receive distributions in proportion to their respective tax liabilities based upon their allocable shares of UCP, LLC’s taxable income. It is expected in that case that PICO would receive a larger proportional distribution than UCP, Inc. would receive and, in some cases (for instance if all of the taxable income is allocable to PICO), UCP, Inc. could receive no tax distributions. In any case in which UCP, Inc. received a smaller proportional distribution than PICO, UCP, LLC would have an obligation to make future distributions to UCP, Inc. to eliminate the difference as soon as funds become available and UCP, LLC would be required to pay interest to UCP, Inc. at a prevailing market rate on such difference.

As a result of the potential differences in the amount of net taxable income allocable to UCP, Inc. and to PICO described above, it is expected that UCP, Inc. will receive tax distributions significantly in excess of UCP, Inc.’s tax liabilities and obligations to make payments under the tax receivable agreement (as described below). To the extent, as currently expected, UCP, Inc. does not distribute such cash balances as dividends on our Class A common stock and instead, for example, holds such cash balances or lends them to UCP, LLC, PICO would benefit from any value attributable to such accumulated cash balances as a result of its ownership of our Class A common stock following an exchange of its UCP, LLC Series A Units (including any exchange upon an acquisition of UCP, Inc.).

The diagram below depicts our organizational structure:

(1)
Excludes an aggregate of 430,333 Class A restricted stock units granted to the members of our management team, other officers and employees and our director nominees upon the completion of our IPO pursuant to our 2013 Long-Term Incentive Plan.

(2)
We carry out our business generally through a number of operating subsidiaries and project-specific subsidiaries that are directly or indirectly wholly owned by UCP, LLC. Benchmark Communities, LLC, a Delaware limited liability company, is our wholly owned homebuilding subsidiary. BMC Realty Advisors, Inc., or BMC Realty, is a California corporation and a wholly-owned subsidiary through which we conduct real estate brokerage activities relating to our business.

Exchange Agreement

In connection with our IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2013, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,343,000 shares of Class A common stock outstanding. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

In addition, in connection with our IPO, the Company issued an aggregate of 430,333 Class A restricted stock units to the members of its management team, other officers and employees and directors. The Company will issue Class A common stock on a one-for-one basis in connection with the vesting of each Class A restricted stock unit. Approximately, 141,000 of these Class A restricted stock units have vested, and we issued Class A common stock on a one for one basis, net of shares related to certain tax obligations, in January 2014. The remainder of these Class A restricted stock units will vest at various points in time through 2015.

Tax Receivable Agreement

In connection with our IPO, the Company entered into a tax receivable agreement (“TRA”) with PICO. When PICO sells or exchanges its UCP, LLC Series A Units for shares of the Company’s Class A common stock, such a sale or exchange by PICO would result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange. An increase in tax basis is expected to increase the depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that the Company would otherwise be required to pay in the future. Under the TRA, the Company generally is required to pay to PICO 85% of the applicable cash savings in U.S. federal and state income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of sales or exchanges of the Series A units held by PICO for shares of Class A common stock, leaving the Company with 15% of the benefits of the tax savings. Cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of income taxes that the Company would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. If the Company does not have taxable income in a given taxable year, no payment under the TRA for that taxable year is required because no tax savings will have been realized.

As of December 31, 2013, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments will vary depending on a number of factors, including:

•
the timing of any exchanges of UCP, LLC Series A Units for shares of the Company’s Class A common stock by PICO, as the increase in any tax deductions will vary depending on the allocation of fair market value to the assets of UCP, LLC at the time of any such exchanges, and this value allocation may fluctuate over time;

•
the price of the Company’s Class A common stock at the time of any exchanges of UCP, LLC Series A Units for shares of the Company’s Class A common stock (since the increase in the Company’s share of the basis in the assets of UCP, LLC, as well as the corresponding increase in any tax deductions, will be related to the price of the Company’s Class A common stock at the time of any such exchanges);

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

The effects of the TRA on the Company’s consolidated balance sheet if PICO elects to exchange all or a portion of its UCP, LLC Series A Units for the Company’s Class A common stock will be as follows:

•
an increase in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by UCP, LLC based on enacted federal, state and local income tax rates at the date of the relevant transaction. To the extent the Company believes that it is more likely than not that the Company will not realize the full tax benefit represented by the deferred tax asset, the Company will reduce the deferred tax asset with a valuation allowance;

•
the Company may record 85% of the applicable cash tax savings in U.S. federal and state income taxes resulting from the increase in the tax basis of the UCP, LLC Series A Units and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA as an increase in a payable due to PICO; and

•	an increase to additional paid-in capital equal to the difference between the increase in deferred tax assets and the increase in the liability due to PICO.

The Company has the right to terminate the TRA at any time. In addition, the TRA will terminate early if the Company breaches obligations under the TRA or upon certain mergers, asset sales, other forms of business combinations or other changes of control. In either case, the Company’s payment obligations under the TRA would be accelerated and would become due and payable based on certain assumptions, including that (a) all the UCP, LLC Series A Units are deemed exchanged for their fair value, (b) the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and (c) the subsidiaries of UCP, LLC will sell certain non-amortizable assets (and realize certain related tax benefits) no later than a specified date. In each of these instances, the Company would be required to make an immediate payment to PICO equal to the present value of the anticipated future tax benefits (discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up (which could be as long as fifteen years in respect of intangibles and goodwill) at a discount rate equal to LIBOR plus 100 basis points). The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A Units are actually exchanged at the time of the accelerated payment under the TRA, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the TRA.

Transition Services Agreement and Investor Rights Agreement

UCP, Inc. also entered into a Transition Services Agreement with PICO, pursuant to which PICO provides certain services to UCP, Inc., including, among other things, accounting, human resources and information technology services.

Additionally, pursuant to an Investor Rights Agreement that UCP, Inc. entered into with PICO in connection with our IPO, PICO has the right to nominate two individuals for election to UCP, Inc.'s board of directors for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% (in each case, excluding shares of any of UCP, Inc.'s common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares). However, the Investor Rights Agreement does not entitle PICO to nominate individuals for election to UCP, Inc.'s board of directors if their election would result in PICO nominees comprising more than two of UCP, Inc.'s directors (for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock) or one of UCP, Inc.'s directors (for as long as PICO owns at least 10% of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock).

Corporate Information
Our principal executive offices are located at 99 Almaden Boulevard, Suite 400, San Jose, California 95113. Our telephone number is (408) 207-9499. Our website is located at www.unioncommunityllc.com. Our homebuilding subsidiary, Benchmark Communities, also maintains an Internet website at www.benchmarkcommunities.com. The information that is found on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document that we file with or furnish to the Securities and Exchange Commission (SEC). We have included our website addresses in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to our websites.
We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make our Code of Business Conduct and Ethics for our trustees, officers and employees available on our website on the Corporate Governance page under the Investor Relations section of our website.
This Annual Report on Form 10-K and other reports filed with the SEC can be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov

ITEM 1A.  RISK FACTORS

Set forth below are the risks that we believe are material to our investors. You should carefully consider the following risks and the other matters in this Form 10-K and incorporated herein by reference in evaluating our business and prospects. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, liquidity, the market price of our Class A common stock and our ability to achieve our objectives, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note About Forward -Looking Statements” at the beginning of this Annual Report on Form 10-K.

Material factors that may adversely affect our business, operations and financial condition are summarized below. The risks and uncertainties described herein may not be the only ones we face. See “Special Note About Forward-Looking Statements.”

Our long-term growth depends, in part, upon our ability to successfully identify and acquire desirable land parcels for residential buildout, which may become limited due to a variety of factors.

Our future growth depends, in part, upon our ability to successfully identify and acquire attractive land parcels for development of single-family homes at reasonable prices, either by ourselves, through Benchmark Communities, or by our third-party homebuilder customers. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and our revenue and gross margin could decline. To the extent that we are unable to purchase land parcels or enter into new contracts or options for the purchase of land parcels at reasonable prices, our revenue and results of operations could be negatively impacted.

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability and cost of financing for acquisitions, construction and mortgages, interest rate levels, inflation and demand for housing. The health of the residential homebuilding industry may also be significantly affected by “shadow inventory” levels during recessionary and recovery periods.

“Shadow inventory” refers to the number of homes with mortgages that are in some form of distress but that have not yet been listed for sale. Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders or available for short sale (i.e. potentially available for sale for an amount that is less than the unpaid principal balance on a related mortgage loan) on the market gradually, rather than all at once, or delay the foreclosure process. A significant shadow inventory in our markets could, were it to be released, adversely impact home and land prices and demand for our homes and land, which would have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. In addition, an important segment of our end-purchaser and customer base consists of first-time and second-time “move-up” buyers, the latter often purchase homes subject to contingencies related to the sale of their existing homes. The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect our sales. Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales, and that may result in reduced margins.

Our long-term growth depends, in part, upon our ability to acquire undeveloped land suitable for residential homebuilding at reasonable prices.

The availability of partially finished developed lots and undeveloped land for purchase at reasonable prices depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact us. As competition for suitable land increases, the cost of acquiring partially finished developed lots and undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to increase the number of actively selling communities, grow our revenue and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming. It is possible that we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.

Because of the seasonal nature of our business our quarterly operating results fluctuate.

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” we have experienced seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long‑term, although it may be affected by volatility in the homebuilding industry. In a recovering housing market, we expect the traditional seasonality and its impact on our results of operations would become more pronounced. This seasonality requires us to finance our construction activities significantly in advance of the receipt of sales proceeds. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home sales at anticipated pricing levels or within anticipated time frames, our liquidity, financial condition and results of operations would be adversely affected.

If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land owned by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under purchase, option or similar contracts may be put at risk.

Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality.

If housing demand fails to meet our expectations when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we sell and build houses.

In 2011, housing market conditions adversely impacted the anticipated timing and amount of sales at certain of our projects. We revised our expectations for the cash flows from these projects and evaluated whether each project’s expected cash flows exceeded its carrying value. As of December 31, 2011, after examining market data relating to two of our projects located in outlying areas of Fresno, California, we concluded that our expected future cash flows from these projects (which can be very difficult to project, particularly estimated land development and off-site infrastructure costs in the absence of approved entitlements) would not exceed their carrying values. Accordingly, we measured the fair values of these projects using discounted cash flow models and recorded a non-cash impairment charge of $5.2 million in cost of sales-land development for the year ended December 31, 2011. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis.

Further material write-downs and impairments in the value of our inventory may be required, and we may in the future sell land or homes at a loss, which could adversely affect our results of operations and financial condition.

The homebuilding industry is highly competitive, and if our competitors are more successful or offer better value to our customers our business could decline.

We operate in a very competitive environment which is characterized by competition from a number of other homebuilders and land developers in each of the markets in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products.

Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale or discounting of home prices could adversely affect pricing for homes in the markets in which we operate. Oversupply and price discounting have periodically adversely affected certain markets, and it is possible that our markets will be adversely affected by these factors in the future.

We also compete with the resale, or “previously owned,” home market which has increased significantly due to the large number of homes that have been foreclosed on or could be foreclosed on due to the recent economic conditions or that are available for short sale (i.e. potentially available for sale for an amount that is less than the unpaid principal balance on a related mortgage loan). If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.

We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. We compete directly with a number of large national and regional homebuilders, many of which have longer operating histories and greater financial and operational resources than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business as we have planned.

If home buyers are not able to obtain suitable mortgage financing, due to more stringent lending standards, rising interest rates, changes in regulation, reduced investor demand for mortgage loans and mortgage backed securities, changes in the relationship between Fannie Mae and Freddie Mac and the federal government or other reasons, our results of operations may decline.

A majority of home buyers finance their home purchases through lenders that provide mortgage financing, the availability of mortgage financing remains constrained, due in part to lower mortgage valuations on properties, various regulatory changes and lower risk appetite by lenders, with many lenders requiring increased levels of financial qualification, lending at lower multiples of income and requiring larger down payments. First-time home buyers are generally more affected by the availability of mortgage financing than other potential home buyers. These buyers are a key source of demand for new homes. A limited availability of home mortgage financing may adversely affect the volume of our home and land sales and the sales prices we achieve.

Additionally, housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home, such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. The recent decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the reduction in the types of financing products available, have made it more difficult for home buyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up home buyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up home buyers to sell their current homes. The housing industry is benefiting from the current low interest rate environment, which has allowed many home buyers to obtain mortgage financing with relatively low interest rates as compared to long-term historical averages. While the timing of any increase in interest rates is uncertain, it is widely expected that interest rates will increase, and any such increase will make mortgage financing more expensive and adversely affect the ability of home buyers to purchase our homes. The recent disruptions in the credit markets and the curtailed availability of mortgage financing has adversely affected, and is expected to continue to adversely affect, our business, prospects, liquidity, financial condition, results of operations and cash flows as compared to prior periods.

Beginning in 2008, the mortgage lending industry has experienced significant instability, beginning with increased defaults on sub-prime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the recent economic downturn caused almost all lenders to stop offering sub-prime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac or loans that did not meet Federal Housing Administration (“FHA”) and Veterans Administration requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes.

These factors may reduce the pool of qualified home buyers and make it more difficult to sell to first-time and move-up buyers who have historically made up a substantial part of our homebuilding customers. Reductions in demand adversely affected our business and financial results during the downturn, and the duration and severity of some of their effects remain uncertain.

The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

If home buyers are not able to obtain FHA financing due to further tightening of borrower eligibility and future restrictions imposed by lenders on FHA financing our results of operations may decline.

The FHA insures mortgage loans that generally have lower down payment requirements and qualification standards compared to conventional mortgage guidelines, and as a result, continue to be an important source for financing the sale of our homes.  In recent years, the FHA has significantly tightened underwriting criteria and private mortgage insurance requirements.  In January 2014, the FHA lowered loan limits in most markets, effectively reducing the buying-power for a subset of the market that relies on FHA products due to credit and/or down payment motivations. These changes or any other future restrictions may continue to negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.  In addition, changes in federal regulatory and fiscal policies aimed at aiding the home buying market (including a repeal of the home mortgage interest tax deduction) may also negatively affect potential home buyers’ ability to purchase homes.

If suitable mortgage financing is not available to home buyers generally, our home buyers may not be able to sell their existing homes in order to buy a new home from us, which would adversely affect our results of operations.

In each of our markets, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of home buyers to obtain or service mortgage debt. Even if potential home buyers do not themselves need mortgage financing, where potential home buyers must sell their existing homes in order to buy a new home, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could prevent the buyers of potential home buyers’ existing homes from obtaining a mortgage, which would result in our potential customers’ inability to buy a new home from us. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. Our success depends, in part, on the ability of potential home buyers to obtain mortgages for the purchase of homes. If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

New lending requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act could reduce the availability and increase the cost of mortgage financing, which could adversely affect out results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which were to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. Some of the implementing rules have been finalized and are now in effect, while others remain pending. The effect of such provisions on lending institutions will depend on the rules that are ultimately enacted and market reaction to the rules. These requirements could reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction or cost increase could result in a decline of our home and land sales, which could materially and adversely affect us.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.

Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of single-family homes in residential subdivisions, including planned communities, in Northern California and Washington State. In California, we principally operate in the Central Valley area, the Monterey Bay area and the South San Francisco Bay area; in Washington State, we operate in the Puget Sound area. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. From 2007 to 2009, land values, the demand for new homes and home prices declined substantially in California. In addition, the state of California has experienced severe budget shortfalls in recent years and has raised taxes and certain fees to offset the deficit.

If these conditions in California persist or worsen, it would have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. If buyers’ demand for new homes in California or Washington State decreases, home prices could stagnate or decline, and which would have a material adverse effect on us.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect upon the demand for land and homes for residential development, which could adversely affect our business.

Changes in federal income tax laws may affect demand for new homes and land suitable for residential development. Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. For instance, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households. If the federal government or a state government changes or further changes its income tax laws, as some lawmakers have proposed, by eliminating, limiting or substantially reducing these income tax benefits, without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential customers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general and our business and profits in particular, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes and land suitable for residential development.

Difficulty in obtaining sufficient capital could result in an inability to acquire land for development or increased costs and delays in the completion of development projects.

The homebuilding and land development industry is capital-intensive and requires significant up front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for development or to develop housing.

Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase or option contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We face potentially substantial risk with respect to our land and lot inventory.

We intend to acquire land parcels for replacement and expansion of land inventory within our current and any new markets we choose to enter. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The market value of land parcels, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are depreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits, option costs and pre‑acquisition costs and terminate the agreements. Land parcels, building lots and housing inventories are illiquid assets and we may not be able to dispose of them efficiently or at all if we are in financial distress. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non‑income producing properties for extended periods of time.

Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non‑income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

Risks associated with our real estate inventories could adversely affect our business or financial results.

Risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. We have substantial real estate inventories which regularly remain on our balance sheet for significant periods of time, during which time we are exposed to the risk of adverse market developments, prior to their sale. If conditions in our markets were to deteriorate, we may be required to sell homes and land for lower margins than we have in the past. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges.

We recorded an impairment charge of $5.2 million for the year ended December 31, 2011 relating to two projects located in outlying areas of Fresno, California, and it is possible that we could record significant impairment charges in the future relating to our real estate inventories. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. Our California markets are in areas which have historically experienced significant earthquake activity and seasonal wildfires.

In addition to directly damaging our land or projects, earthquakes, wildfires or other natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion.

There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Acquisition activity could expose us to additional risks.

We may seek to acquire other homebuilders or land developers. We may be unable to achieve the anticipated benefits of any such acquisition, the anticipated benefits may take longer to realize than expected or we may incur greater costs than expected in attempting to achieve the anticipated benefits. We may not be successful in integrating any such acquisitions. For example, we may be required to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation programs, business plans and growth potential, which would likely require significant management time and attention. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business. Depending upon the circumstances of any particular acquisition, successful integration may depend, in large part, on retaining key personnel who have, for example, unique experience or business relationships. The loss of key personnel at any business we may acquire could result in a disruption of operations, a loss of information and business relationships, unanticipated recruitment and training costs, and otherwise diminish anticipated benefits of any such acquisitions. Acquisitions could also result in our assumption of unknown contingent liabilities, which could be material, expose us to the risk of impaired inventory and other assets relating to the acquisition, and the risks associated with entering markets in which we have limited or no direct experience. When financing any acquisitions, we may choose to issue additional shares of our Class A common stock, which would dilute the ownership interest of existing stockholders, or incur substantial additional indebtedness.

Accordingly, any acquisition activity could expose us to significant risks, beyond those associated with operating our existing business, and may adversely affect our business, financial position and results of operation.

Our business and results of operations are dependent on the availability and skill of subcontractors.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. Certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity or a scarcity of skilled labor supply could result in higher costs to retain our subcontractors. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law. We reserve a portion of the sales price of each home we sell to satisfy warranty and other legal obligations to our home buyers. We establish these reserves based on market practices, our historical experience, and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be adversely affected.

Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.

The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. Certain of our markets have recently begun to exhibit a scarcity of skilled labor relative to increased homebuilding demand in these markets. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. During the recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market. A reduction in available tradespeople will likely exacerbate labor shortages if demand for new housing continues to increase. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We may be unable to obtain suitable bonding for the development of our housing projects.

We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as guarantees, cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. Prior to the completion of our IPO, PICO had guaranteed our obligations under performance bonds when our operations were conducted through a wholly-owned subsidiary of PICO.

We do not expect PICO to provide additional guarantees, indemnities or any other forms of credit support, and it is possible that without PICO’s credit support it will be more difficult for us to obtain performance bonding. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.

We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements which apply to any given site vary according to multiple factors, including the site’s location, its environmental conditions, the current and former uses of the site, the presence or absence of endangered plants or animals or sensitive habitats, and conditions at nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. We are also subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals for our projects and operations. Sometimes regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.

In addition, in those cases where an endangered or threatened species is involved and related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on, or the prohibition of, development and building activity in identified environmentally sensitive areas. For example, California listed the California Tiger Salamander, which may be present at our East Garrison property, as a state endangered species in 2010, and we are currently implementing ongoing management measures for the California Tiger Salamander pursuant to agreements with the U.S. Fish & Wildlife Service. Subsequent to the listing, our East Garrison project filed a permit application with the California Department of Fish & Game with respect to management of the California Tiger Salamander. There can be no assurance as to whether or when the California Department of Fish & Game will issue the permit, or whether any permit terms will be unexpectedly restrictive or costly, conflict with any existing agreement with the U.S. Fish & Wildlife Service, result in project delays or require changes to existing development or building plans.

We may be required to pay fines or penalties relating to non-compliance with applicable environmental laws or such laws may increase our costs.

From time to time, the United States Environmental Protection Agency (the “EPA”) and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws, including those applicable to control of storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health and safety laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber, and on other building materials, such as paint. California is especially susceptible to restrictive government regulations and environmental laws, although increasingly Washington State also imposes unique state obligations under environmental laws. For example, California has enacted climate change legislation which could result in additional costs to achieve energy use or energy efficiency mandates, alter community layouts, meet “green building” standards, impose carbon or other greenhouse gas reductions or offset obligations, and which could result in other costs or obligations. California in particular also has adopted stringent and sometimes unique mandates or restrictions on products used in homebuilding, or the materials used in such products, or on equipment we might use, or on the fuels used in such equipment, and such California mandates or restrictions often increase costs, result in delays or render certain products or equipment unavailable when needed, or available only at higher costs than originally anticipated.

We may incur costs associated with the cleanup of hazardous or toxic substances or petroleum product releases and we may be liable for related damages.

Under various environmental laws, current or former owners and operators of real estate, as well as persons that have arranged for the disposal or treatment of hazardous substances at a site regardless of whether such person owned or operated such site, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for personal injury or property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination.

Environmental impacts from historical activities have been identified at or under some of the projects we have developed in the past and additional projects are located on land that was or may have been contaminated by previous use. Our costs of any required removal, investigation or remediation of such substances or our costs of defending against environmental claims may be substantial, and liability can be retroactive, strict, joint and several and can be imposed regardless of fault. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. For example, a mitigation system may be installed during the construction of a home if a cleanup does not or cannot remove all contaminants of concern, or to address a naturally occurring condition such as radon or methane. Some buyers may not want to purchase a home with a mitigation system. In addition, environmental laws, particularly in California, impose notification obligations with respect to environmental conditions, which may cause some persons, or their financing sources, to view subject parcels as less valuable or impaired. At our East Garrison project, disclosures in the deed and otherwise to home buyers will be extensive and impose property use restrictions due to prior operations at part of Fort Ord, a military base and a site listed on the National Priorities List. Extensive remedial and decommissioning actions have been undertaken to convert portions of Fort Ord to civilian use. In addition to such prior remedial work by others, we will be required to conduct future remediation of asbestos, lead-based paints and certain wastes. Remediation of hazardous substances or unsafe conditions which had not previously been identified or fully abated, could be required in the future within our East Garrison project, or within other portions of Fort Ord, including the ground water thereunder. It is possible that any remediation at our East Garrison project undertaken by us or another party, such as the federal government, could adversely affect the value of this project.

Ownership, leasing or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to soil, water and air, including asbestos, the handling of hazardous materials and the cleanup of contaminated sites. We may be liable for the costs of removal, investigation or remediation of man-made or natural hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution.

The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. We expect that increasingly stringent requirements may be imposed on land developers and homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands. Concerns could arise due to post-acquisition changes in laws or agency policies, or the interpretation thereof.

Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. In addition, we are subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals required for our projects and operations. These matters could adversely affect our business, prospects, liquidity, financial condition and results of operations.

We may be liable for claims for damages as a result of use of hazardous materials.

As a homebuilding and land development business with a wide variety of historic ownership, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous or to contain hazardous materials or due to use of building materials or fixtures which are associated with elevated mold. Any such claims may adversely affect our business, prospects, financial condition and results of operations. Insurance coverage for such claims may be limited or non‑existent.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies or otherwise be subject to significant deductibles or limits. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property.

In addition, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may be liable for any debt or other financial obligations related to affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, home buyers’ inability to sell their existing homes, home buyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Upon a home order cancellation, the escrow deposit is returned to the prospective purchaser (other than with respect to certain design-related deposits, which we retain). For the years ended December 31, 2013, 2012 and 2011, our cancellation rate was 12.8%, 12.9%, and 13.3%, respectively. An increase in the level of our home order cancellations, due to stringent lending standards or otherwise, could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

We are subject to product liability and warranty claims arising in the ordinary course of business.

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectable or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Further, in the United States, and California in particular, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of our subcontractors may be unable to obtain insurance, particularly in California where we have instituted an “owner controlled insurance program,” under which subcontractors are effectively insured by us.

If we cannot effectively recover construction defect liabilities and costs of defense from our subcontractors or their insurers, or if we have self-insured, we may suffer losses. Coverage may be further restricted and become even more costly. Such circumstances could adversely affect our business, prospects, liquidity, financial condition and results of operations. Further, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and our home sales.

In addition, we conduct the substantial portion of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have more limited California operations.

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•	adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•	reductions in the level of demand for and increases in the supply of land suitable for development;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of home buyers, to obtain financing on favorable terms or at all;

•
unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and

•
changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchase of homes or an increased incidence of home order cancellations. If we cannot successfully implement our business strategy, our business, prospects, liquidity, financial condition and results of operations will be adversely affected.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenue or results of operations to decline.

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time we acquire control of a property to the time we make our first home sale on the site. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

We depend on key senior management personnel and other experienced employees.

Our success depends to a significant degree upon the contributions of certain key senior management personnel including, but not limited to, Dustin L. Bogue, our President and Chief Executive Officer, William J. La Herran, our Chief Financial Officer, and James W. Fletcher, our Chief Operating Officer, each of whom would be difficult to replace. Although we entered into employment agreements with Messrs. Bogue, La Herran and Fletcher, there is no guarantee that these executives will remain employed by us. If any of our key senior management personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key senior management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key senior management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key senior management personnel.

Experienced employees in the homebuilding, land acquisition and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Experienced employees working in the homebuilding and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition and results of operations. The loss of any of our key personnel could adversely impact our business, prospects, financial condition and results of operations.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with U.S. GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interests rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

We may become subject to litigation, which could materially and adversely affect us.

We may become subject to litigation, including claims relating to our operations, security offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future.

Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding and land development industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business.

Any failure in health and safety performance may result in penalties for non‑compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.

Risks Related to our Controlling Stockholder

PICO holds a majority equity interest in our company and its interests may not be aligned with ours or those of our investors.

PICO holds 57.7% of the voting power of UCP, Inc. For so long as PICO continues to beneficially own a controlling stake in us, PICO will have the power to elect and remove all of our directors and to approve any action requiring the majority approval of our stockholders. PICO also has the power to transfer its controlling stake in our company. In addition, pursuant to an Investor Rights Agreement that we entered into with PICO, PICO will have the right to nominate two individuals for election to our board of directors for as long as PICO owns 25% or more of the combined voting power of our outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock (in each case, excluding any shares of our common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares); and Messrs. Bogue, La Herran and Fletcher have agreed to vote all shares of our Class A common stock that they own in favor of such PICO nominees in any election of directors for as long as PICO owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock. In the event that any board member nominated by PICO shall for any reason cease to serve as a member of our board of directors during his or her term of office, the resulting vacancy on the board will be filled by an individual selected by PICO.

PICO’s interests may not be fully aligned with ours and those of our other investors, and this could lead to actions that are not in our or in our other investors’ best interests. PICO holds all of the outstanding UCP, LLC Series A Units. Because PICO holds its economic interest in our business through UCP, LLC, rather than through the public company, it may have conflicting interests with holders of shares of our Class A common stock. For example, PICO may have different tax positions from us which could influence its decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement that we entered into with PICO, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement, which would accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, PICO’s significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for our shares over the then-current market price.

Moreover, for as long as PICO’s beneficial ownership of the combined voting power of our outstanding Class A and Class B common stock continues to exceed 50%, we may elect to be treated as a “controlled company” for purposes of the NYSE, which allows us to opt out of certain corporate governance requirements, including requirements that a majority of the board of directors consist of independent directors and that the compensation committee and nominating and corporate governance committee be composed entirely of independent directors. We have elected to be treated as a “controlled company” and, to the extent we continue to qualify, we may choose to continue to take advantage of these exemptions in the future.

As a result of PICO’s relationship with our company, conflicts of interest may arise with respect to any transactions involving or with PICO or its affiliates.

John R. Hart, a member of our board of directors, is the President and Chief Executive Officer of PICO and Maxim C. W. Webb, also a member of our board of directors, is the Chief Financial Officer of PICO. As a result of our relationship with PICO, there may be transactions between us and PICO that could present an actual or perceived conflict of interest.

These conflicts of interest may lead Messrs. Hart and Webb to recuse themselves from actions of our board of directors with respect to any transactions involving or with PICO or its affiliates. In addition, Mr. Hart and Mr. Webb will devote only a portion of their business time to their duties with our board of directors, and they will devote the majority of their time to their duties with PICO and other commitments. PICO or its affiliates may also pursue transactions in competition with us.

We are party to a Transition Services Agreement with PICO, pursuant to which PICO provides us with accounting, human resources and information technology functions. Upon its expiration, PICO may be unwilling to renew the agreement or only willing to renew the agreement on less favorable terms, particularly if PICO ceases to hold a material investment in our company.

Pursuant to a Transition Services Agreement with PICO, PICO provides us with accounting, human resources and information technology functions. Upon expiration of this agreement, even if we seek to continue to receive these services from PICO, PICO may be unwilling to renew the agreement or only willing to renew the agreement on less favorable terms. If this were to happen, it is likely that we would incur increased costs to internalize or subcontract the functions that were previously provided to us by PICO through the Transition Services Agreement.

As a “controlled company” within the meaning of the corporate governance rules of the NYSE, we use exemptions from certain corporate governance requirements. As a result, holders of our Class A common stock may not have the same degree of protection as that afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are a “controlled company” within the meaning of the corporate governance rules of the NYSE as a result of the ownership position and voting rights of PICO. A “controlled company” is a company of which more than 50% of the voting power is held by an individual, group or another company. More than 50% of the combined voting power of our outstanding Class A and Class B common stock is held by PICO. As a controlled company, we are entitled to not comply with certain corporate governance rules of the NYSE that would otherwise require our board of directors to have a majority of independent directors and our compensation committee and our nominating and corporate governance committee to be comprised entirely of independent directors, have written charters addressing such committee’s purpose and responsibilities and perform an annual evaluation of such committee. Accordingly, holders of our Class A common stock do not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE and the ability of our independent directors to influence our business policies and affairs may be reduced.

Risks Related to Our Indebtedness

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.

We expect to use debt to finance a portion of the cost of constructing our homes and acquiring and developing our lots. As of December 31, 2013, the aggregate commitments of our construction loans and our acquisition and development loans were $56.4 million, of which $31.0 million was outstanding. Our indebtedness is primarily comprised of project-level secured acquisition, development and constructions loans (some of which is cross-collateralized and/or is guaranteed by UCP, Inc and UCP, LLC). Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of additional indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur and our executive management and board of directors may change our target debt levels at any time without the approval of our stockholders.

Incurring substantial debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt which is likely to result in acceleration of the maturity of such debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost;

•
we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses.

To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our debt levels;

•	our expected results of operations;

•	our cash flow; and

•	the market price of our Class A common stock.

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the current volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive provisions.

Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, certain of our construction and development loan agreements include provisions requiring minimum loan-to-value ratios.  If the fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. If we fail to meet or satisfy any of these provisions, we would be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, and could cause us to curtail our investment activities and/or dispose of assets. In addition, future indebtedness may contain financial covenants limiting our ability to, for example, incur additional debt, make certain investments, reduce liquidity below certain levels and make distributions to our stockholders, and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our land parcels.

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our land parcels or other assets because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. To the extent we default on this debt, our lenders could foreclose on the property securing the loan. As of December 31, 2013, we had incurred mortgage indebtedness of $31.0 million. This debt is secured by project-level real estate (i.e., real estate held in a special purpose entity formed to hold the real estate interests for a particular project).

Interest expense on debt we incur may limit our cash available to fund our growth strategies.

As of December 31, 2013, we had approximately $56.4 million of aggregate loan commitments, of which $31.0 million was outstanding. As part of our financing strategy, we may incur a significant amount of additional debt. A portion of our debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates or at a time when our creditworthiness has deteriorated, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss, either of which could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect us.

We currently do not hedge against interest rate fluctuations. We may obtain in the future one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

Risks Related to Our Organization and Structure

Our only material asset is our interest in UCP, LLC, and we are accordingly dependent upon distributions from UCP,
LLC to pay dividends, if any, taxes and other expenses.

UCP, Inc. is a holding company and has no material assets other than its ownership of membership interests in UCP, LLC. UCP, Inc. has no independent means of generating revenue other than the operations of UCP, LLC that it owns and controls. We intend to cause UCP, LLC to make distributions to its members in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us, as well as any payments due under the Tax Receivable Agreement, as described below. Future financing arrangements may contain negative covenants, limiting the ability of our operating subsidiaries to declare or pay dividends or make distributions. To the extent that UCP, Inc. needs funds, and UCP, LLC and/or its subsidiaries are restricted from making such distributions under applicable law or regulations, or otherwise unable to provide such funds, for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.

We are required to pay PICO for a portion of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of tax basis step-ups we receive in connection with future exchanges by PICO of its UCP, LLC Series A Units for shares of our Class A common stock.

The UCP, LLC Series A Units held by PICO may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the tax basis increases, and a court could sustain such a challenge.

We entered into a Tax Receivable Agreement with PICO that provides for the payment by us to PICO of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of any such increases in tax basis (or are deemed to realize in the case of certain events, as discussed below). Any actual increases in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, cannot be predicted reliably at this time.

The increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. As a result of the size of the increases in the tax basis of the tangible and intangible assets of UCP, LLC attributable to our interest in UCP, LLC, during the expected term of the Tax Receivable Agreement, we expect that the payments that we may make to PICO could be substantial.

We are not aware of any issue that would cause the IRS to challenge a tax basis increase; however, if the IRS were successful in making such a challenge, PICO would not reimburse us for any payments that may previously have been made under the Tax Receivable Agreement if it is later determined that we did not receive the anticipated corresponding tax benefit. As a result, in certain circumstances we could make payments to PICO under the Tax Receivable Agreement in excess of our cash tax savings. In addition, our ability to achieve benefits from any tax basis increase, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

In certain cases, payments by us under the Tax Receivable Agreement may be accelerated and/or significantly exceed the benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that upon certain changes of control, or if, at any time, we either materially breach our obligations under the Tax Receivable Agreement or elect an early termination of the Tax Receivable Agreement, our (or our successor's) obligations with respect to UCP, LLC Series A Units would be based on certain assumptions, including that (a) all the UCP, LLC Series A Units are deemed exchanged for their fair value, (b) we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and (c) the subsidiaries of UCP, LLC will sell certain non-amortizable assets (and realize certain related tax benefits) no later than a specified date. In each of these instances (based on the foregoing assumptions), we would be required to make an immediate payment to the holders of such UCP, LLC Series A Units equal to the present value of the anticipated future tax benefits (discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up (which could be as long as fifteen years in respect of intangibles and goodwill) at a uniform discount rate equal to LIBOR plus 100 basis points). The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A Units are actually exchanged at the time of the accelerated payment under the Tax Receivable Agreement, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the Tax Receivable Agreement. Accordingly, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the Tax Receivable Agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations.

In addition, our obligations under the Tax Receivable Agreement could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of our public stockholders.

We may not be able to realize all or a portion of the tax benefits that are expected to result from exchanges of UCP LLC Series A Units for shares of our Class A common stock and payments made under the Tax Receivable Agreement itself.

Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by exchanges of UCP LLC Series A Units for shares of our Class A common stock and our ability to realize certain other tax benefits attributable to payments under the Tax Receivable Agreement itself, depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient and/or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

In the event we acquire more than 50% of all outstanding units of UCP, LLC, we may become subject to additional state and local real estate taxes due to a reassessment of the value of our land holdings for California real estate tax purposes.  We may also become subject to California and Washington state and local real estate transfer taxes.

We are subject to state and local real estate taxes in California on an annual basis, which are assessed on the basis of the value of our land holdings in the relevant counties.  Under Article XIIIA of the California Constitution (known as Proposition 13), California real estate taxes are generally based upon a property's historic cost (subject to an inflationary increase in value not to exceed 2.0% per year) until the property undergoes a change in ownership or the entity owning the property undergoes a change in control.

Because we have acquired our lots over time, the values currently used for assessing these real estate taxes (generally, the price we paid for the lots subject to the allowable inflationary increase in value described in the preceding paragraph) may not fully reflect current market values.

If we acquire more than 50.0% of all outstanding units of UCP, LLC (which might occur, for instance, upon an exchange of UCP, LLC Series A Units by PICO pursuant to the Exchange Agreement) it may be treated as triggering a “change in ownership” for such real estate tax purposes, which, in turn, will result in a reassessment of the values of our lots in California for purposes of our annual real estate tax payments.  In such case, the values of our California lots would be reassessed at, and our California real estate taxes would be based on, the then current market value of such lots, which may significantly exceed the price we paid for such lots plus any previously allowed inflationary increase in value. If such reassessment results in an upward adjustment of the values of our California lots, our annual California real estate tax payments will increase.  In addition, if we acquire more than 50.0% of the units in UCP, LLC, we may also become subject to one-time California and Washington state and local real estate transfer taxes in respect of our lots in such state.  Such additional tax payments would have a negative impact on our earnings, cash flows and liquidity.

We have a limited operating history and we may not be able to successfully operate our business.

We began operations in 2004 and expanded our operations significantly after we were acquired by PICO in 2008. Given our limited operating history, there is limited historical information upon which to evaluate our prospects, including our continued ability to acquire desirable land parcels, develop such land and market our homes.

In addition, we cannot assure that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our existing or future indebtedness. Investors should not rely upon our past performance, as past performance may not be indicative of our future results.

Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of our company.

The employment agreements entered into with Dustin L. Bogue, our President and Chief Executive Officer, William J. La Herran, our Chief Financial Officer, and James W. Fletcher, our Chief Operating Officer, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our Class A common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our Class A common stock.

Certain anti-takeover defenses, applicable law, and provisions of our Registration Rights Agreement, Tax Receivable Agreement and Investor Rights Agreement may limit the ability of a third party to acquire control of us.

Our charter and bylaws and Delaware law contain provisions that may delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our Class A common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our Class A common stock. Certain of these provisions are described below.

Selected provisions of our charter and/or bylaws: Our charter and/or bylaws contain anti-takeover provisions that:

•	divide our directors into three classes, with the term of one class expiring each year, which could delay a change in our control;

•
authorize our board of directors, without further action by the stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting that series and establish the rights and other terms of that series;

•	require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our chief executive officer;

•	establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;

•	provide that our bylaws may be amended by our board of directors without stockholder approval;

•	allow our directors to establish the size of our board of directors by action of our board of directors, subject to a minimum of three members;

•
provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	do not give the holders of our common stock cumulative voting rights with respect to the election of directors; and

•	prohibit us from engaging in certain business combinations with any “interested stockholder” unless specified conditions are satisfied.

Selected provisions of Delaware law: We have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which regulates corporate takeovers. However, our charter contains provisions that are similar to Section 203 of the DGCL. Specifically, our charter provides that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the person became an interested stockholder, unless:

•
prior to the time that person became an interested stockholder, our board of directors approved either the business combination or the transaction which resulted in the person becoming an interested stockholder;

•
upon consummation of the transaction which resulted in the person becoming an interested stockholder, the interested stockholder owned at least 85.0% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding certain shares; or

•
at or subsequent to the time the person became an interested stockholder, the business combination is approved by our board of directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Generally, a business combination includes a merger, consolidation, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of our voting stock. However, in the case of our company, PICO and any of its affiliates and subsidiaries and any of their permitted transferees receiving 15% or more of our voting stock will not be deemed to be interested stockholders regardless of the percentage of our voting stock owned by them. This provision could prohibit or delay mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

Registration Rights Agreement, Investor Rights Agreement and Tax Receivable Agreement. We entered into a Registration Rights Agreement, an Investor Rights Agreement and a Tax Receivable Agreement with PICO. Pursuant to the Registration Rights Agreement and the Investor Rights Agreement, PICO may require us to file a registration statement with the SEC relating to the offer and sale of any Class A common stock PICO may receive pursuant to the Exchange Agreement, and PICO has the right to nominate two individuals for election to our board of directors for as long as PICO owns 25.0% or more of the combined voting power of our outstanding Class A and Class B common stock and one individual for as long as it owns at least 10.0%. In the event that any board member nominated by PICO shall for any reason cease to serve as a member of our board of directors during his or her term of office, the resulting vacancy on the board will be filled by an individual selected by PICO. The Tax Receivable Agreement provides that upon certain changes of control, PICO may be entitled to a significant early termination payment. These agreements could discourage someone from making a significant investment in us or discourage transactions involving a change in control.

We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors determines our operational policies, investment guidelines and our business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The obligations associated with being a public company require significant resources and management attention.

As a public company with listed equity securities, we must comply with numerous laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”, related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.

Section 404 of the Sarbanes-Oxley Act requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting. However, we are an “emerging growth company,” as defined in the JOBS Act, and, so for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404.

Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting.

These reporting and other compliance obligations place significant demands on our management, administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. Pursuant to the Transition Services Agreement PICO, among other things, provides us with various accounting services. As a public company, PICO has significant experience with the accounting requirements applicable to public companies. Upon the expiration of this agreement, we will either need to renew it, internalize the accounting functions currently provided by PICO or contract with a third party for such services. This could result in increased cost, and no assurance can be given that we will be able to replicate the services provided to us by PICO. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non‑binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements.

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our Class A common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our Class A common stock less attractive as a result of our choices, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the “Securities Act,” for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgments by the management. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, which could result in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Any joint venture investments that we make could be adversely affected by our lack of sole decision making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non‑controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

An information systems interruption or breach in security could adversely affect us.

Pursuant to our Transition Services Agreement with PICO, we rely on PICO for accounting, human resources and information technology services. PICO assists us in administering an integrated accounting, financial and operational management information system to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, any security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Risks Related to Ownership of Our Class A Common Stock

We do not intend to pay dividends on our Class A common stock for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our Class A common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our Class A common stock to realize a return on their investment, and they may not be able to sell their shares at or above the price paid for.

Future sales of our Class A common stock or other securities convertible into our Class A common stock could cause the market value of our Class A common stock to decline and could result in dilution of your shares.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Class A common stock or to raise capital through the issuance of preferred stock (including equity or debt securities convertible into Class A common stock), options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our Class A common stock could cause the market price of our Class A common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our Class A common stock, or the availability of our Class A common stock for future sales, on the value of our Class A common stock. Sales of substantial amounts of our Class A common stock by PICO or another large stockholder or otherwise, or the perception that such sales could occur, may also adversely affect the market price of our Class A common stock.

Future offerings of debt securities, which would rank senior to our Class A common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our Class A common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our Class A common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our Class A common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and Class A common stock owners bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their ownership interest in our company.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our Class A common stock.

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” for United States federal income tax purposes. As a result, a non‑U.S. holder generally will be subject to United States federal income tax on any gain realized on a sale or disposition of shares of our Class A common stock unless our Class A common stock is regularly traded on an established securities market (such as the NYSE) and such non‑U.S. holder did not actually or constructively hold more than 5.0% of our Class A common stock at any time during the shorter of (a) the five-year period preceding the date of the sale or disposition and (b) the non-U.S. holder’s holding period in such stock. In addition, if our Class A common stock is not regularly traded on an established securities market, a purchaser of the stock generally will be required to withhold and remit to the IRS 10.0% of the purchase price. A non‑U.S. holder also will be required to file a United States federal income tax return for any taxable year in which it realizes a gain from the disposition of our Class A common stock that is subject to United States federal income tax. We believe that our Class A common stock is regularly traded on an established securities market. However, no assurance can be given in this regard and no assurance can be given that our Class A common stock will remain regularly traded in the future. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our Class A common stock.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS AND CASH FLOWS AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 99 Almaden Boulevard, Suite 400, San Jose, CA 95113. We also lease office space in Fresno, California, and Bellevue, Washington. We manage our business from our leased office space in San Jose and Fresno, California and in Bellevue, Washington; we believe that our leased office space is adequate to support our business for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The nature of our business exposes us to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. See Note 13 to our financial statements for the year ended December 31, 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “UCP.”  Our Class A common stock began trading on the NYSE on July 18, 2013. The following table sets out the quarterly high and low daily sale prices of our Class A common stock since July 18, 2013, as reported on the NYSE.

	Year ended December 31, 2013
	High	Low
Third Quarter	$15.17	$12.90
Fourth Quarter	$15.93	$13.60

On March 7, 2014, there was one holder of record of our Class A common stock and one holder of record of Class B common stock.

We have not declared or paid any dividends since our IPO, and we do not expect to pay any dividends in the foreseeable future.

There is no public market for our Class B common stock.

On July 17, 2013, a registration statement on Form S-1 (Registration No. 333-187735), relating to our IPO was declared effective by the SEC. Under this registration statement, we registered 8,912,500 shares of our Class A common stock, consisting of 7,750,000 shares sold to Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Zelman Partners LLC and JMP Securities LLC, the underwriters of our IPO, and 1,162,500 shares subject to an option granted to such underwriters. Our IPO was completed on July 23, 2013, and 7,750,000 shares of Class A common stock registered under the registration statement were issued to the underwriters and sold at a price to the public of $15.00 per share. The underwriters did not exercise their option to purchase all or a portion of the 1,162,500 optional shares and the offering was terminated on July 23, 2013.

The aggregate gross proceeds from the shares of Class A common stock sold by us were $116.3 million. The aggregate net proceeds to us from the sale were approximately $105.5 million, after deducting an aggregate of $10.8 million in underwriting discounts paid to the underwriters and other expenses incurred in connection with the offering.

We used the net proceeds from the offering to purchase 7,750,000 newly-issued UCP, LLC Series B Units. As of December 31, 2013, UCP, LLC had used approximately $23.8 million of the net proceeds from our IPO for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes. UCP, LLC intends to use the remaining net proceeds from our IPO for similar purposes. Pending these uses, these proceeds are currently held in various demand deposit accounts.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data.  The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

We completed our IPO on July 23, 2013. Due to the timing of our IPO, we present herein certain combined consolidated historical financial data for us and UCP, LLC for periods prior to the IPO. Due to the timing of our IPO, the information for the years ended December 31, 2012 and 2011 reflect the financial condition and results of operations of our predecessor. The information for the year ended December 31, 2013 reflect the financial condition and results of operations of our predecessor together with us.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except units, shares and per share data)
Statement of Operations Data:
Home sales	$72,511	$14,060	$8,285
Cost of home sales	57,500	9,832	5,621
Homebuilding gross profit	15,011	4,228	2,664

Land sales	20,215	44,066	15,893
Cost of land sales	13,820	32,876	17,280
Land sales gross profit	6,395	11,190	(1,387)

Sales and marketing	6,647	2,875	1,414
General and administrative	19,368	10,103	6,464
Other income (expense), net	322	578	34
Net (loss) income	$(4,287)	$3,018	$(6,567)
Noncontrolling interest	$(2,346)	$3,018	$(6,567)
Net (loss) income attributable to shareholders	$(1,941)	$—	$—
(loss) income per share(1)
Basic and Diluted	$(0.25)	$—	$—

Operating Data-Owned Projects:
Net new home orders	205	61	39
New homes delivered	196	41	33
Average sales price of homes delivered	$370	$343	$251
Cancellation rate	12.8%	12.9%	13.3%
Average selling communities	7	3	3
Selling communities at end of period	9	4	2
Backlog at end of period, number of homes	35	26	6
Backlog at end of period, aggregate sales value	$17,121	$9,182	$1,463

	As of December 31,
	2013	2012	2011
FINANCIAL CONDITION	(Dollars in thousands, except per share data)
Cash and cash equivalents	87,503	10,324	2,276
Real estate inventories	176,848	125,367	121,347
Total assets	267,320	137,534	125,571
Debt	30,950	29,112	30,034
Total liabilities	49,604	35,219	32,579
Stockholders’ equity	217,716	102,315	92,992
Book value per share (1)	28.09	—	—

(1) Book value per share is computed by dividing total UCP, Inc. stockholders’ equity by the net of total shares issued less shares held as treasury shares.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2013, and its financial condition as of December 31, 2013. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this Annual Report on Form 10-K entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risks Factors” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

We are a homebuilder and land developer with land development and entitlement expertise in California and Washington State. As of December 31, 2013 we owned or controlled (through executed purchase contracts) a total of approximately 4,386 residential lots in California and approximately 994 lots in the Puget Sound area of Washington State. As of December 31, 2013, our property portfolio consisted of 57 communities in 22 cities in California and the Puget Sound area of Washington State. Our operations are organized into two reportable segments: homebuilding and land development.

During the year ended December 31, 2013, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, higher affordability and improving employment. We believe that during the year and particularly in the second half of 2013, the housing market was affected by interest rate volatility, the partial federal government shutdown and the events leading up to it. Additionally, seasonal factors had a significant effect on the broader housing market as well as our markets (see “Seasonality” below). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market.

 Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will continue to have an impact on our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses, for example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities. Based on our current data and our near term outlook, we expect to experience significant growth in community count in our existing regional operations, offering the opportunity to significantly increase revenues.

Our operations for the year ended December 31, 2013 reflect our emphasis on growing our homebuilding segment, as evidenced by an increase in the number of average selling communities from three during 2012 to seven during 2013, our home deliveries increased more than four times, from 41 in 2012 to 196 in 2013, our homebuilding revenue increased by $58.5 million during 2013 as compared to 2012. Our backlog at December 31, 2013 of $17.1 million was $7.9 million higher than that at December 31, 2012. Our average selling price of homes increased to approximately $370,000 during 2013, as compared to approximately $343,000 during 2012. Our land development segment also saw a continued demand for entitled or nearly entitled lots in competitive markets though at a moderated pace, particularly in the second half of 2013, we believe, due to the broader housing market conditions discussed above. The relatively high land sales volume in 2012 was an outcome of our overall business plan and our ability to market and sell specific assets at targeted prices. Revenue from land development during 2013 was $20.2 million, as compared to $44.1 million of land development revenue during 2012.

Our net loss was $4.3 million for the year ended December 31, 2013, as compared to net income of $3.0 million for the year ended December 31, 2012. The net loss in 2013 was due to a decrease in gross margin percentage from 26.5% in 2012 to 23.1% in 2013 due largely to a higher cost basis on homes sold in 2013, increased personnel cost as we continued to develop our Company, approximately $2.2 million of stock based compensation expenses and $1.2 million of expenses related to our IPO.

Revenue and gross margin in our land development segment tend to be dynamic, as land development revenue tends to be driven by discrete transactions, which are motivated by numerous considerations, while revenue and gross margin in our homebuilding segment tend to be more predictable. During the year ended December 31, 2012 land development revenue constituted a larger portion of our revenue than it did during year ended December 31, 2013, reflecting the expansion of our home building operations, which we believe offers an attractive opportunity at this stage of the housing cycle.

During the year ended December 31, 2013, we identified land investment opportunities that met our underwriting criteria and we increased our total lots by 527 lots to 5,380. During the third quarter of 2013, we organized our Southern California division that will operate in Los Angeles, Ventura, and Kern counties, and we brought 251 lots in that division. Further, this division will seek to acquire additional opportunities in these and potentially other markets in Southern California. While we cannot provide any assurances that these projects will pass our rigorous due diligence processes, we believe that the Southern California division will begin to generate revenue in 2014. We continued to acquire properties in our other established markets in Northern California and the Puget Sound area of Washington State, and expect to significantly grow our community count in these markets during 2014.

Results of Operations -

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Consolidated Financial Data

	Year ended December 31,		Change
	2013	2012	Dollars	%
	(in thousands)
Revenue:
Homebuilding	$72,511	$14,060	$58,451	415.7%
Land development	20,215	44,066	(23,851)	(54.1)%
Total revenue	92,726	58,126	34,600	59.5%
Cost of Sales:
Homebuilding	57,500	9,832	47,668	484.8%
Land development	13,820	32,876	(19,056)	(58.0)%
Gross margin	21,406	15,418	5,988	38.8%
Expenses:
Sales and marketing	6,647	2,875	3,772	131.2%
General and administrative	19,368	10,103	9,265	91.7%
Total expenses	26,015	12,978	13,037	100.5%
(Loss) income from operations	(4,609)	2,440	(7,049)	(288.9)%
Other income	322	578	(256)	(44.3)%
Net (loss) income	$(4,287)	$3,018	$(7,305)	(242.0)%
* Percentages may not add up due to rounding.

Select Operating Metrics

	Year Ended December 31,
	2013	2012	Change
Net new home orders (1)	205	61	144
Cancellation rate (2)	12.8%	12.9%	(0.1)%
Average selling communities during the period (3)	7	3	4
Selling communities at end of period	9	4	5
Backlog (4) (in thousands)	$17,121	$9,182	$7,939
Backlog (4) (units)	35	26	9
Average sales price of backlog (in thousands)	$489	$353	$136

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

The increase as compared to 2012 in net new home orders, backlog (units) and backlog (value) was primarily due to having seven active selling communities during the year ended December 31, 2013 (and nine at year end), as compared to three active selling communities during the year ended December 31, 2012 (and four at year end). Additionally, an increase in the average sales price of backlog accounted for approximately $4.8 million of the $7.9 million increase in backlog (value).

Our cancellation rate in 2013 decreased slightly compared to 2012. The increase in our average sales price of backlog at year 2013 compared to 2012 was because in 2013 we were primarily building and selling new homes in communities with higher average sales prices. This trend was started in 2013, when we began delivering homes in Santa Clara and San Benito counties in California, which have higher average home prices than the Central Valley, California markets where many of the homes we sold during 2012 were located.

Owned and Controlled Lots

As of December 31, 2013 and 2012, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,380 and 4,853 lots, respectively, as represented in the tables below (excludes home inventory):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Lots	%
Lots Owned
Central Valley Area-California	1,658	1,853	(195)	(10.5)%
Monterey Bay Area-California	1,517	1,590	(73)	(4.6)%
South San Francisco Bay Area-California	19	8	11	137.5%
Southern California	—	—	0	0.0%
Puget Sound Area-Washington State	836	711	125	17.6%
Total	4,030	4,162	(132)	(3.2)%

Lots Controlled(1)
Central Valley Area-California	322	599	(277)	(46.2)%
Monterey Bay Area-California	154	—	154	—%
South San Francisco Bay Area-California	465	92	373	405.4%
Southern California	251	—	251	—%
Puget Sound Area-Washington State	158	—	158	—%
Total	1,350	691	659	95.4%
Total Lots Owned and Controlled(1)	5,380	4,853	527	10.9%

(1)	Controlled lots are those subject to a purchase or option contract.

During 2013, we added nine new projects totaling 479 lots to our owned portfolio, 205 of which were purchased from our controlled lots as of December 31, 2012. In 2013, we added nine new projects encompassing 1,350 lots to our controlled lots. We placed a total of $3.7 million of cash deposits on these lots with an aggregate remaining purchase price (net of deposits) of approximately $87.9 million. Of our 5,380 owned and controlled lots as of December 31, 2013, 1,068 lots were finished, 3,917 were approved with primary entitlements and 395 lots were unentitled.

Revenue

	Year ended December 31,
	2013	2012	Change
	(Dollars in thousands)
Homebuilding
Revenue	$72,511	$14,060	$58,451	415.7%
Homes delivered (units)	196	41	155	378.0%
Average selling price	$370	$343	$27	7.9%
Average cost of sales	$293	$240	$53	22.1%

Land development
Revenue	$20,215	$44,066	$(23,851)	(54.1)%
Lots sold (units)	253	560	(307)	(54.8)%

Total revenue	$92,726	$58,126	$34,600	59.5%

Total revenue for the year ended December 31, 2013 increased by $34.6 million, or 59.5%, to $92.7 million, as compared to $58.1 million for the year ended December 31, 2012. The increase in revenue was primarily the result of increased home sales during 2013 attributable to an increased number of active selling communities and favorable sales pace at certain of those communities. These factors were favorably impacted during 2013 by a housing recovery in our markets, which contributed to increased demand for homes by home buyers in many of our markets.

Home Building Revenue

Home building revenue for the year ended December 31, 2013 increased by $58.5 million, or 415.7%, to $72.5 million, as compared to $14.1 million for the year ended December 31, 2012. The increase was primarily the result of an increase in the number of homes sold to 196 during 2013, as compared to 41 homes during 2012 and due to an increase in the average selling price of our homes to approximately $370,000 during 2013, as compared to approximately $343,000 during 2012. Of this increase, $53.2 million related to increased units delivered and $5.3 million related to an increase in average selling price. The increase in average selling price during the 2013 period was primarily the result of increased deliveries at communities located in areas with higher home prices. During the 2013 period, we were selling homes in Santa Clara and San Benito counties of California, that had higher average home prices than the Central Valley and Monterey markets of California where all of the homes we sold during the 2012 period were located.

Land Development Revenue

Land development revenue for the year ended December 31, 2013 decreased by $23.9 million, or 54.1%, to $20.2 million, as compared to $44.1 million for the year ended December 31, 2012. This was primarily the result of a decrease in the number of lots sold to 253 during 2013, as compared to 560 lots during 2012. Of the $23.9 million decline in land development revenue, $24.2 million was due to the decreased number of lots sold, partially offset by a $0.3 million increase due to pricing. The lots sold during the 2013 period were a mix of improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas. The lots sold during the 2012 period were a mix of improved and unimproved parcels in the South San Francisco Bay, Puget Sound, and Central Valley markets.

Cost of Sales

Home Building Cost of Sales

Cost of sales-homebuilding for the year ended December 31, 2013 increased by $47.7 million, or 484.8%, to $57.5 million, as compared to $9.8 million for the year ended December 31, 2012. Of this increase, $37.2 million was due to the increase in the number of homes sold during 2013 (196 homes sold in 2013, as compared to 41 homes in 2012), and the remaining $10.5 million was due to the increase in the average cost per home sold during 2013 ($293,000 per home in 2013, as compared to $240,000 per home in 2012). The increase in the average cost per home sold in 2013 was primarily attributable to the regional mix of the homes delivered rather than cost increases associated with projects.

Land Development Cost of Sales

Cost of sales-land development for the year ended December 31, 2013 decreased by $19.1 million, or 58.0%, to $13.8 million, as compared to $32.9 million for the year ended December 31, 2012. Of this decrease, $18.0 million related to the decreased number of lots sold and the remaining $1.1 million related to the decrease in average cost per lot sold. Various factors can affect the cost of land sales including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which the land sales occur.

Gross Margin and Adjusted Gross Margin

	Year ended December 31.
	2013	%	2012	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$92,726	100.0%	$58,126	100.0%
Cost of sales	71,320	76.9%	42,708	73.5%
Gross margin	21,406	23.1%	15,418	26.5%
Add: interest in cost of sales	1,183	1.3%	760	1.3%
Add: impairment and abandonment charges	309	—%	665	1.1%
Adjusted gross margin(1)	$22,898	24.7%	$16,843	29.0%
Consolidated gross margin percentage	23.1%		26.5%
Consolidated adjusted gross margin percentage(1)	24.7%		29.0%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$72,511	100.0%	$14,060	100.0%
Cost of home sales	57,500	79.3%	9,832	69.9%
Homebuilding gross margin	15,011	20.7%	4,228	30.1%
Add: interest in cost of home sales	1,174	1.6%	122	0.9%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$16,185	22.3%	$4,350	30.9%
Homebuilding gross margin percentage	20.7%		30.1%
Adjusted homebuilding gross margin percentage(1)	22.3%		30.9%

Land Development Adjusted Gross Margin
Land development revenue	$20,215	100.0%	$44,066	100.0%
Cost of land development	13,820	68.4%	32,876	74.6%
Land development gross margin	6,395	31.6%	11,190	25.4%
Add: interest in cost of land development	9	—%	638	1.4%
Add: impairment and abandonment charges	309	1.6%	665	1.5%
Adjusted land development gross margin(1)	$6,713	33.2%	$12,493	28.4%
Land development gross margin percentage	31.6%		25.4%
Adjusted land development gross margin percentage(1)	33.2%		28.4%

* Percentages may not add due to rounding.

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

Our homebuilding gross margin percentage decreased by 9.4% during the year ended December 31, 2013 when compared to the prior year. The decrease was primarily due to higher cost of sales-homebuilding during 2013 over 2012 attributed to the cost basis of homes sold during 2013 coupled with higher interest costs. Offsetting a part of the cost basis impact on gross margin was the higher average selling price of homes sold in 2013 as compared to the prior year. Our homebuilding adjusted gross margin percentage decreased by 8.6% during the year ended December 31, 2013 over the prior year. The decrease in the adjusted gross margin percentage was also impacted by the same factors stated above for gross margin excluding interest cost, a cost not included in this measure.

The increase in land development gross margin percentage by 6.2% and adjusted gross margin percentage in 2013 by 4.8% was attributed to both a lower cost basis of land parcels sold coupled with higher average selling prices in 2013 when compared to the prior year. Lastly, the gross margin percentage increase was also because the interest was lower by $0.6 million and abandonment charges were lower by $0.4 million in 2013 when compared to the prior year.

Sales and Marketing and General and Administrative Expense

We are a growing company and have increased our resources, with a related increase in expenses, to accommodate that growth, however, we do not expect that our future operating expenses will be directly related to revenue, as we believe we have the opportunity to achieve operational efficiencies in connection with any future revenue growth.
Our operating expenses for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended		Change		As a Percentage of Total Revenue
	December 31,
	2013	2012	Dollars	%	2013	2012
	(in thousands)
Sales and marketing	$6,647	$2,875	$3,772	131.2%	7.2%	4.9%
General and administrative (“G&A”)	19,368	10,103	9,265	91.7%	20.9%	17.4%
Total sales and marketing and G&A	$26,015	$12,978	$13,037	100.5%	28.1%	22.3%

* Percentages may not add due to rounding.

Sales and marketing expense for the year ended December 31, 2013 increased approximately $3.8 million, or 131.2%, to $6.6 million, as compared to approximately $2.9 million in 2012. The increase in sales and marketing expenses was primarily attributable to a 378.0% increase in the number of homes delivered, and a 133.3% increase in the average number of selling communities for the year ended December 31, 2013, as compared to 2012. As a percentage of total revenue, sales and marketing expenses increased to 7.2% during the year ended December 31, 2013, as compared to 4.9% for the prior year, largely the result of higher marketing levels, offset in part by a higher revenue base in 2013.
G&A expense for the year ended December 31, 2013 increased $9.3 million or 91.7% to $19.4 million, as compared to $10.1 million for 2012. The increase in G&A expense was primarily attributable to the growth in our homebuilding operation, an increase in headcount to 90 employees from 48 employees, $2.2 million of stock-based compensation, and non-recurring costs related to our IPO of approximately $1.2 million. As a percentage of total revenue, G&A expense increased to 20.9% for the year ended December 31, 2013 as compared to 17.4% for the same period in 2012. The increase was largely the result of costs associated with becoming a public company, offset to an extent by a higher revenue base in 2013. Excluding the non-recurring costs related to our IPO, G&A expense as a percentage of total revenue for the year ended December 31, 2013 was 19.6%.
During the years ended December 31, 2013 and 2012, our general and administrative expenses included $0.6 million and $1.2 million, respectively, of expenses allocated to us by PICO for certain corporate services. In addition, post IPO, we incurred approximately $0.4 million of expense for certain services under the Transition Services Agreement ("TSA") with PICO. These services included executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury.

Other Income

Other income decreased by $256,000 for the year ended December 31, 2013 to $322,000, as compared to $578,000 for the year ended December 31, 2012. This decrease was primarily attributable to $200,000 of income relating to an easement we granted to a third party and miscellaneous reimbursements received mainly from a utility in the amount of $206,000 during 2012, partially offset by $150,000 of income relating to the settlement of a claim we had against a third party during 2013.

Net Income/Loss

As a result of the foregoing factors, net loss for the year ended December 31, 2013 was $4.3 million compared to a net income of $3.0 million for the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Consolidated Financial Data

	Year ended December 31,		Change
	2012	2011	Dollars	%
	(in thousands)
Revenue:
Homebuilding	$14,060	$8,285	$5,775	69.7%
Land development	44,066	15,893	28,173	177.3%
Total revenue	58,126	24,178	33,948	140.4%
Cost of Sales:
Homebuilding	9,832	5,621	4,211	74.9%
Land Development	32,876	17,280	15,596	90.3%
Gross margin	15,418	1,277	14,141	1,107.4%
Expenses:
Sales and marketing	2,875	1,414	1,461	103.3%
General and administrative	10,103	6,464	3,639	56.3%
Total expenses	12,978	7,878	5,100	64.7%
Income (loss) from operations	2,440	(6,601)	9,041	137.0%
Other income	578	34	544	1,600.0%
Net income (loss)	$3,018	$(6,567)	$9,585	146.0%

* Percentages may not add up due to rounding.

Select Operating Metrics

	Year Ended December 31,
	2012	2011	Change
Net new home orders (1)	61	39	22
Cancellation rate (2)	12.9%	13.3%	(0.4)%
Average selling communities during the period (3)	3	3	0
Selling communities at end of period	4	2	2
Backlog (4) (in thousands)	$9,182	$1,463	$7,719
Backlog (4) (units)	26	6	20
Average sales price of backlog (in thousands)	$353	$244	$109

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

The increase in net new home orders, backlog (units) and backlog (value) was primarily due to having four active selling communities at December 31, 2012 as compared to two active selling communities at December 31, 2011. Additionally, an increase in the average sales price of backlog accounted for approximately $2.8 million of the $7.7 million increase in backlog (value).

The decrease in our cancellation rate was primarily due to a larger proportion of the parties with whom we entered into sales contracts being unable to obtain mortgage financing to consummate the sale during 2011 as compared to 2012. The increase in our average sales price of backlog as of the end of 2012 versus the end of 2011 was primarily due to the introduction of new homes at new communities with higher average sales prices during 2012. In particular, during the second half of 2012, we began delivering homes in Santa Clara County, California and San Benito County, California, two counties that have higher average home prices than the Central Valley, California markets where many of the homes we sold during 2011 were located.

Owned and Controlled Lots

As of December 31, 2012 and 2011, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 4,853 and 5,860 lots, respectively, as represented in the tables below (excludes home inventory):

	Year Ended
	December 31,		Increase (Decrease)
	2012	2011	Lots	%
Lots Owned
Central Valley Area-California	1,853	2,176	(323)	(14.8)%
Monterey Bay Area-California	1,590	1,688	(98)	(5.8)%
South San Francisco Bay Area-California	8	33	(25)	(75.8)%
Southern California	—	—	—	—%
Puget Sound Area-Washington State	711	733	(22)	(3.0)%
Total	4,162	4,630	(468)	(10.1)%

Lots Controlled(1)
Central Valley Area-California	599	1,083	(484)	(44.7)%
Monterey Bay Area-California	—	—	—	—%
South San Francisco Bay Area-California	92	147	(55)	(37.4)%
Southern California	—	—	—	—%
Puget Sound Area-Washington State	—	—	—	—%
Total	691	1,230	(539)	(43.8)%
Total Lots Owned and Controlled(1)	4,853	5,860	(1,007)	(17.2)%
______________

(1)	Lots controlled includes lots subject to purchase or option contracts.

Revenue

	Year ended December 31,
	2012	2011	Change
	(in thousands)%
Homebuilding
Revenue	$14,060	$8,285	$5,775	69.7%
Homes delivered (units)	41	33	8	24.2%
Average selling price	$343	$251	$92	36.7%
Average cost of sales	$240	$170	$70	41.2%

Land development
Revenue	$44,066	$15,893	$28,173	177.3%
Lots sold (units)	560	118	442	374.6%

Total revenue	$58,126	$24,178	$33,948	140.4%

Total revenue for the year ended December 31, 2012 increased by $33.9 million, or 140.4%, to $58.1 million, as compared to $24.2 million for the year ended December 31, 2011. The increase in revenue was primarily the result of increased home and lot sales during 2012 attributable to several factors, including an increased number of active selling communities, favorable sales pace at certain of those communities and increased demand from third-party homebuilders for lots. These factors were favorably impacted during 2012 by a housing recovery in our markets, which contributed to increased demand for homes by home buyers and lots by homebuilders in many of our markets.

Revenue—homebuilding for the year ended December 31, 2012 increased by $5.8 million, or 69.7%, to $14.1 million, as compared to $8.3 million for the year ended December 31, 2011. The increase was primarily the result of an increase in the number of homes sold to 41 during 2012, as compared to 33 homes during 2011 and an increase in the average selling price of our homes to approximately $343,000 during 2012, as compared to approximately $251,000 during 2011. The increase in average selling price during 2012 was primarily the result of increased sales during 2012 at communities located in areas with higher home prices as compared to 2011. In particular, during the second half of 2012, we began selling homes in Santa Clara County, California and San Benito County, California, two counties that have higher average home prices than the Central Valley area of California where many of the homes we sold during 2011 were located.

Revenue—land development for the year ended December 31, 2012 increased by $28.2 million, or 177.3%, to $44.1 million, as compared to $15.9 million for the year ended December 31, 2011. The increase was primarily the result of an increase in the number of lots sold to 560 during 2012, as compared to 118 lots during 2011. During 2012 we sold lots in four of our broader markets, the Puget Sound area of Washington State, the Central Valley area of California, the South San Francisco Bay area and the Monterey Bay area of California.

Cost of Sales

Cost of sales-homebuilding for the year ended December 31, 2012 increased by $4.2 million, or 74.9%, to $9.8 million, as compared to $5.6 million for the year ended December 31, 2011. The increase was primarily due to the 24.2% increase in the number of homes sold during 2012 and the 41.2% increase in average cost per home sold during 2012 ($240,000 per home in 2012 and $170,000 per home in 2011). The increase in the average cost per home sold was primarily due to the fact that a significant portion of the homes we sold during 2011 were fully built homes that were constructed by other homebuilders and that we purchased at distressed prices for resale. In addition, our home sales during 2012 were in markets with higher average land prices.

Cost of sales-land development for the year ended December 31, 2012 increased by $15.6 million, or 90.3%, to $32.9 million, as compared to $17.3 million for the year ended December 31, 2011. The increase was primarily due to the 374.6% increase in the number of lots sold during 2012, partially offset by the 59.6% decrease in average cost per lot sold ($59,000 per lot during 2012 and $146,000 per lot during 2011). While many of the lots we sold in 2012 were in markets with relatively higher average land prices, this was partially offset by the fact that more of the lots we sold during 2012 were unfinished (approximately 57.5% during 2012 and 27.1% in 2011).

Cost of sales-land development includes impairment charges on projects where we have determined that expected future cash flows are less than carrying values. During the year ended December 31, 2011, housing market conditions adversely impacted the anticipated timing and amount of sales at certain of our projects. We revised our expectations for the cash flows from these projects and evaluated whether each project’s expected cash flows exceeded its carrying value. As of December 31, 2011, after examining market data relating to two of our projects located in outlying areas of Fresno, California, we concluded that our expected future cash flows from these projects (which can be very difficult to project, particularly estimated land development and off-site infrastructure costs in the absence of approved entitlements) would not exceed their carrying values.

Accordingly, we measured the fair values of these projects using discounted cash flow models and recorded a non-cash impairment charge of $5.2 million in cost of sales-land development for the year ended December 31, 2011. There were no impairment charges recorded for the year ended December 31, 2012. Cost of sales-land development includes abandonment charges for capitalized costs associated with projects that we previously expected to fully develop but that we have determined are no longer economically viable.

Abandonment charges were $665,000 for the year ended December 31, 2012 and $338,000 for the year ended December 31, 2011, primarily related to our decision to abandon one of the two projects located in outlying areas of Fresno, California referenced above.

Gross Margin and Adjusted Gross Margin

	Year Ended December 31,
	2012	%	2011	%

Consolidated Adjusted Gross Margin
Revenue	$58,126	100.0%	$24,178	100.0%
Cost of sales	42,708	73.5%	22,901	94.7%
Gross margin	15,418	26.5%	1,277	5.3%
Add: interest in cost of sales	760	1.3%	511	2.1%
Add: impairment and abandonment charges	665	1.1%	5,522	22.8%
Adjusted gross margin(1)	$16,843	29.0%	$7,310	30.2%
Consolidated gross margin percentage	26.5%		5.3%
Consolidated adjusted gross margin percentage(1)	29.0%		30.2%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$14,060	100.0%	$8,285	100.0%
Cost of home sales	9,832	69.9%	5,621	67.8%
Homebuilding gross margin	4,228	30.1%	2,664	32.2%
Add: interest in cost of home sales	122	0.9%	35	0.4%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$4,350	30.9%	$2,699	32.6%
Homebuilding gross margin percentage	30.1%		32.2%
Adjusted homebuilding gross margin percentage(1)	30.9%		32.6%

Land Development Adjusted Gross Margin
Land development revenue	$44,066	100.0%	$15,893	100.0%
Cost of land development	32,876	74.6%	17,280	108.7%
Land development gross margin	11,190	25.4%	(1,387)	(8.7)%
Add: interest in cost of land development	638	1.4%	476	3.0%
Add: impairment and abandonment charges	665	1.5%	5,522	34.7%
Adjusted land development gross margin(1)	$12,493	28.4%	$4,611	29.0%
Land development gross margin percentage	25.4%		(8.7)%
Adjusted land development gross margin percentage(1)	28.4%		29.0%

* Percentages may not add up due to rounding.

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

The decrease in our homebuilding gross margin percentage and homebuilding adjusted gross margin percentage was primarily due to a larger increase in cost of sales-homebuilding relative to the increase in average selling prices during 2012 as compared to the prior year. A significant number of the homes we sold during 2011 were fully built homes that we purchased at distressed prices for resale. As a result, our homebuilding gross margin percentage and homebuilding adjusted gross margin percentage for 2011 were favorably impacted by such opportunistic transactions that may not be indicative of our regular operations. The increase in land development gross margin percentage in 2012 was primarily attributable to the fact that we incurred significant non-cash impairment charges during 2011 and we incurred no such charges during 2012.

Sales and Marketing and General and Administrative Expense

	Year Ended		Change		As a Percentage of Total Revenue
	December 31,
	2012	2011	Dollars	%	2012	2011
	(in thousands)
Sales and marketing	$2,875	$1,414	$1,461	103.3%	4.9%	5.8%
General and administrative (“G&A”)	10,103	6,464	3,639	56.3%	17.4%	26.7%
Total sales and marketing and G&A	$12,978	$7,878	$5,100	64.7%	22.3%	32.6%

* Percentages may not add due to rounding.
The increase in sales and marketing expense was primarily attributable to the 24.2% increase in the number of homes sold during the year ended December 31, 2012 and an increase in sales and marketing personnel and infrastructure in anticipation of new community openings during 2012 and 2013. The increase in general and administrative expense was primarily attributable to increased headcount. As a percentage of total revenue, sales and marketing expenses decreased to 4.9% of revenue in 2012 from 5.8% in 2011 principally as a result of a higher sales volume in 2012.

During the years ended December 31, 2012 and 2011 our general and administrative expense included $1.2 million and $0.9 million, respectively, of costs allocated to us by PICO for certain corporate services and other expenses. These allocations include costs related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury. Such costs were allocated based on the nature of the cost being allocated. We believe the basis on which the costs have been allocated is a reasonable reflection of the services and other benefits received by us and complies with applicable accounting guidance. However, actual costs may have been different from allocated costs if we had operated as a standalone entity and differences might be material. As a percentage of total revenue, general and administrative expenses decreased to 17.4% in 2012 from 26.7% in 2011 principally as a result of a higher sales volume in 2012.

Other Income

Other income for the year ended December 31, 2012 increased by $544,000 to $578,000, as compared to $34,000 for the year ended December 31, 2011, primarily as a result of the recognition of income during 2012 on an easement we granted to a third-party and reimbursement of expenses we incurred in connection with developing utility infrastructure.

Net Income/Loss

As a result of the foregoing factors, net income for the year ended December 31, 2012 was $3.0 million compared to a net loss for the year ended December 31, 2011 of $6.6 million.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in Note 2 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. As discussed in Note 2, the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

Real Estate Inventories and Cost of Sales:

We capitalize pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to sales and marketing or general and administrative as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when we determine continuation of the related project is not probable.

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

All real estate inventories are classified as held until we commit to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months.

Impairment of Real Estate Inventories:

We record an impairment loss when conditions exist where the carrying amount of real estate is not fully recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. We prepare and analyze cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets.

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

When estimating undiscounted future cash flows of its real estate assets, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available on the market, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs incurred to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. We did not have any real estate assets for which the estimated undiscounted future cash flows were not in excess of their carrying values.

Capitalization of Interest:

We capitalize interest to real estate inventories during the period of development. Interest capitalized as a cost of real estate inventories is included in cost of sales - homebuilding or cost of sales - land development as related homes or real estate are sold. To the extent our debt exceeds the related asset under development, we expense that portion of the interest incurred. Qualifying assets include projects that are actively selling or under development.

Segment Reporting:

We determined that our operations are organized into two reportable segments: homebuilding and land development. In accordance with applicable accounting guidance, we considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results and underlying supply and demand in determining its reportable segments.

Homebuilding and Land Development Sales and Profit Recognition:

In accordance with Financial Accounting Standard Board (“FASB”) issued Accounting Standard Codification Topic 360 (“ASC Topic 360”), Property, Plant, and Equipment, revenue from home sales and other real estate sales are recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and we have no continuing involvement. We do not offer financing to any buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales, which is dependent on an allocation of costs.

Stock-Based Compensation:

Stock~~-~~ based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales - homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount we expect to pay for warranty work. We assess the adequacy of our warranty reserves on a quarterly basis and adjusts the amounts recorded, if necessary. Warranty reserves are included in accounts payable and accrued liabilities in the consolidated balance sheets.

Income Taxes:

Our provision for income tax expense includes federal and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities.  The liability method of accounting for income taxes also requires us to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

In assessing the realization of deferred income taxes, we considered whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. We considered many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to us for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates we use to manage the underlying businesses.   In evaluating the objective evidence that historical results provide, we considered three years of cumulative operating income or loss of UCP, LLC.

As a result of the analysis of all available evidence as of December 31, 2013, we recorded a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the year ended December 31, 2013. No provision for income taxes have been contemplated for the years ended December 31, 2012 and 2011 because UCP, LLC was an entity disregarded from PICO during the period. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period we could record an additional valuation allowance on any increases in the deferred tax assets.

We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. We recognize any interest and penalties related to uncertain tax positions in income tax expense.

Noncontrolling Interest:

We report the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements.  In the consolidated statement of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 - “Summary of Significant Accounting Policies” to the consolidated financial statements regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. With the completion of our IPO we will not receive additional capital contributions from PICO, and we will no longer make repayments of member contributions to PICO. We anticipate funding future capital requirements in a manner similar to our historical funding. As a public company, we may have access to additional forms of financing, such as proceeds from the sale of equity securities or debt securities, that we have not historically used to finance our business.

With the receipt of proceeds from our IPO, we believe that we have access to sufficient capital resources to fund our business plan. We generally have the ability to defer future investment activity, such as developing land or building additional homes for sale, until such time as we have adequate capital resources available to us.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2013	At December 31, 2012
Debt	$30,950	$29,112
Stockholders’ and member's equity	217,716	102,315
Total capital	$248,666	$131,427
Ratio of debt-to-capital	12.4%	22.2%
Debt	$30,950	$29,112
Less: cash and cash equivalents	$87,503	10,324
Net debt	—	18,788
Stockholders’ and member's equity	217,716	102,315
Total capital	$217,716	$121,103
Ratio of net debt-to-capital(1)	—%	15.5%

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

Cash Flows - Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The comparison of cash flows for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is as follows:

•
Net cash used in operating activities for 2013 was $34.9 million, representing an increase of $43.7 million over cash provided by operations in 2012 of $8.8 million. The increase was primarily due to a $45.9 million increase in real estate purchases during 2013 and an incremental net loss adjusted for non-cash items of $5.4 million. These uses of cash were partially offset by a $7.6 million net increase in accounts payable and accrued liabilities over receivables and other assets.

•
The net cash used in investing activities was $0.6 million during 2013, as compared to $0.7 million during 2012. The decrease in cash used in 2013 resulted from fewer purchases of fixed assets, such as computer hardware and software and office furniture and equipment.

•
Net cash provided by our financing activities was $112.7 million during 2013, as compared to cash used of $37,000 during 2012. The increase in cash provided was overwhelmingly attributed to the proceeds of $105.5 million received from the completion of our IPO. The balance of activity was primarily a result of (i) an increase of $5.8 million in the net cash contributions we received from PICO, (ii) an increase of $26.2 million from additional borrowings, and (iii) offset by a cash use of $24.7 million for the repayment of debt.

Cash Flows - Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The comparison of cash flows for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is as follows:

•
Net cash provided by operating activities was $8.8 million during 2012, an increase of $22.0 million from cash used of $13.2 million during 2011. Cash provided by operations during 2012 was primarily a result of $58.1 million provided by sales of real estate inventories, offset by $39.3 million we spent on purchases and development of real estate inventories and the construction of homes, and cash we spent to pay for operating expenses. The cash used in our operations in 2011 was primarily a result of $24.2 million provided by sales of real estate inventories, offset by $34.2 million we spent on purchases and development of real estate inventories and the construction of residential properties, and the cash we spent to pay operating expenses.

•
The net cash we used in investing activities was $712,000 during 2012, as compared to $96,000 during 2011. The increase in cash used in 2012 resulted from additional purchases of fixed assets, such as computer hardware and software and office furniture and equipment.

•
Net cash used in our financing activities was $37,000 during 2012, as compared to cash provided of $14 million during 2011. The increase in cash used was primarily a result of (i) a decrease of $5.9 million in the net cash contributions we received from PICO, (ii) an increase of $9.9 million for the repayment of debt, (iii) offset by an increase of $1.9 million from additional borrowings.

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

We may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right to terminate our obligations under both purchase or option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2013, we had outstanding $3.7 million of cash deposits pertaining to purchase contracts for 1,350 lots with an aggregate remaining purchase price of approximately $87.9 million, net of deposits.

As of December 31, 2013, there was $31.0 million of outstanding principal balances on our various loan facilities. We had $25.4 million of availability under our secured revolving credit facilities subject to the borrowing base terms set forth in each of our secured revolving credit facilities.
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

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$5,565	$24,837	$—	$548	$30,950
Operating leases	809	1,783	561	—	3,153
Other obligations (A)	24,624	—	—	—	24,624
Total	$30,998	$26,620	$561	$548	$58,727

(A) Represents open cancelable purchase order arrangements related primarily to construction subcontracting.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2013, we had approximately $23.3 million of total variable rate debt outstanding (or 75% of total indebtedness) with a weighted average interest rate of 4.23% per annum. If market rates of interest on our variable rate debt outstanding as of December 31, 2013 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.2 million annually.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. In seeking to achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2013, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates ($ in thousands):

`	2014	2015	Total
Debt currently at 3.94%	$2,111	$13,771	$15,882
Debt currently at 4.19%	1,425	—	1,425
Debt currently at 5.00%	—	6,018	6,018
Total	$3,536	$19,789	$23,325

The foregoing table reflects indebtedness outstanding as of December 31, 2013 and does not include indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and any hedging strategies that we may use at that time.

Changes in market interest rates impact the fair value of our fixed rate debt, but such changes have no impact on our combined consolidated financial statements. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of December 31, 2013, the estimated fair value of our fixed rate debt was $7.9 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

We performed sensitivity analysis our assets and liabilities subject to the above risks.  For our debts we analyzed the impact on our financial statements with a 100 basis point, or 1.00% increase in interest rates, and determined that the impact on our results of operations and balance sheet was immaterial.

Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value, and because the fair value of securities may be affected by market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UCP, Inc.
San Jose, CA

We have audited the accompanying consolidated balance sheets of UCP, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income or loss, equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCP, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 14, 2014

UCP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$87,503	$10,324
Real estate inventories	176,848	125,367
Fixed assets, net	1,028	680
Receivables	785	243
Other assets	1,156	920
Total assets	$267,320	$137,534

Liabilities and equity:
Accounts payable and accrued liabilities	$18,654	$6,107
Debt	30,950	29,112
Total liabilities	49,604	35,219

Commitments and contingencies (Note 13)

Member’s equity		102,315

Stockholders’ equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding at December 31, 2013; no shares authorized, issued and outstanding at December 31, 2012	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,750,000 issued and outstanding at December 31,2013; no shares authorized, issued and outstanding at December 31, 2012	78
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at December 31,2013; no shares authorized, issued and outstanding at December 31, 2012
Additional paid-in capital	93,117
Accumulated Deficit	(1,941)
Total UCP, Inc. stockholders’ equity	91,254	—
Noncontrolling interest	126,462	—
Total stockholders’/ member’s equity	217,716	102,315
Total liabilities and equity	$267,320	$137,534

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS

(In thousands, except shares and per share data)

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
REVENUE:
Homebuilding	$72,511	$14,060	$8,285
Land development	20,215	44,066	15,893
Total revenue	92,726	58,126	24,178

COSTS AND EXPENSES:
Cost of sales - homebuilding	57,500	9,832	5,621
Cost of sales - land development	13,820	32,876	17,280
Sales and marketing	6,647	2,875	1,414
General and administrative	19,368	10,103	6,464
Total costs and expenses	97,335	55,686	30,779
(Loss) income from operations	(4,609)	2,440	(6,601)
Other income, net	322	578	34
Net (loss) income before income taxes	(4,287)	3,018	(6,567)
Provision for income taxes	—	—	—
Net (loss) income	$(4,287)	$3,018	$(6,567)
Net (loss) income attributable to noncontrolling interest	$(2,346)	$3,018	$(6,567)
Net loss attributable to UCP, Inc.	(1,941)	—	—
Other comprehensive income (loss), net of tax	—	—	—
Comprehensive (loss) income	$(4,287)	$3,018	$(6,567)
Comprehensive (loss) income attributable to noncontrolling interest	$(2,346)	$3,018	$(6,567)
Comprehensive loss attributable to UCP, Inc.	$(1,941)	$—	$—

	IPO to December 31, 2013
Weighted average common shares:
Basic and diluted shares outstanding	7,750,000

Basic and diluted loss per share	$(0.25)

 See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares)

	UCP, LLC. and Subsidiaries	UCP, Inc. Stockholders’ Equity
	Member’s equity	Shares of Common Stock Outstanding		Common stock		Additional paid-in capital	Accumulated Deficit	Noncontrolling interest	Total stockholders’ / member’s equity
		Class A	Class B	Class A	Class B
Balance at January 1, 2011	$87,339
Member contributions	30,531
Repayments of member contributions	(18,311)
Net loss	(6,567)
Balance at December 31, 2011	$92,992
Member contributions	41,005
Repayments of member contributions	(34,700)
Net income	3,018
Balance at December 31, 2012	$102,315
Member contribution	37,512
Repayments of member contributions	(25,443)
Net loss, pre IPO	(2,209)
Class A - Issuance of common stock, net of issuance costs		7,750,000		$78		$105,376			$105,454
Class B - Issuance of common stock, net of issuance costs			100		$—				—
Allocation of Class B issuance to noncontrolling interest	(112,175)					47,394		$64,781	112,175
Changes in ownership of noncontrolling interest						(60,899)		60,899	—
Stock-based compensation expense						1,246		919	2,165
Net loss, post IPO							$(1,941)	(137)	(2,078)

Balance at December 31, 2013	$—	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net (loss) income	$(4,287)	$3,018	$(6,567)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	2,165	—	—
Abandonment charges	309	665	338
Impairment charges	—	—	5,184
Depreciation	271	147	36
Changes in operating assets and liabilities:
Real estate inventories	(45,137)	735	(13,005)
Receivables	(542)	641	(883)
Other assets	(236)	29	(471)
Accounts payable and accrued liabilities	12,547	3,562	2,153
Net cash (used in) provided by operating activities	(34,910)	8,797	(13,215)
Investing activities:
Purchases of fixed assets	(619)	(712)	(96)
Net cash used in investing activities	(619)	(712)	(96)
Financing activities:
Cash contributions from member	37,512	41,005	30,531
Repayments of member contributions	(25,443)	(34,700)	(18,311)
Proceeds from debt	33,637	7,392	5,520
Repayment of debt	(38,452)	(13,734)	(3,787)
Proceeds from IPO (net of offering costs)	105,454	—	—
Net cash provided by (used in) financing activities	112,708	(37)	13,953
Net increase in cash and cash equivalents	77,179	8,048	642
Cash and cash equivalents – beginning of period	10,324	2,276	1,634
Cash and cash equivalents – end of period	$87,503	$10,324	$2,276

Supplemental disclosure of cash flow information:
Debt incurred to acquire real estate inventories	$6,653	$5,420	$5,276

See accompanying notes to consolidated financial statements.

UCP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS:

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

Business Description and Organizational Structure of the Company:

Company’s Business

The Company is a homebuilder and land developer with land acquisition and entitlement expertise in California and Washington State.

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

As of December 31, 2012 and 2011, the Company's capital structure was comprised solely of PICO's membership interests and the Company did not have any outstanding shares. During the years ended December 31, 2013 (prior to the completion of the IPO), 2012 and 2011, the Company received $37.5 million, $41.0 million and $30.5 million, respectively in contributions from PICO. As the Company generated excess cash, primarily from the sale of real estate inventories, it repaid $25.4 million, $34.7 million and $18.3 million of the contributions to PICO during the years ended December 31, 2013 (prior to the completion of the IPO), 2012 and 2011, respectively. Subsequent to the IPO, the Company has not received additional contributions from PICO or repaid any additional contributions to PICO, and does not anticipate receiving additional contributions from PICO or repaying any remaining contributions to PICO.

Prior to the completion of the IPO, PICO allocated expenses to the Company for certain corporate services and other expenses. The material expenses allocated were payroll and benefits, which were allocated based on estimated time for the services provided. The service costs allocated included executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury. The total amounts of the expense allocations from PICO to the Company for the years ended December 31, 2013, 2012, and 2011 were $0.6 million, $1.2 million and $0.9 million, respectively. Of these expenses, $0.6 million, $0 and $0 were payable as of December 31, 2013, 2012 and 2011, respectively. These expense allocations are primarily reflected within general and administrative expenses in the Company's consolidated statements of operations and comprehensive income or loss. The Company's management believes the basis on which the expenses have been allocated is a reasonable reflection of the services and other benefits received by the Company during the periods presented, and that the financial statements reflect all of the costs of doing business related to the Company's operations, including expenses incurred by PICO on the Company's behalf.

Upon completion of the IPO, UCP, Inc. issued 7,750,000 shares of Class A common stock (par value $0.01 per share) at a public offering price of $15.00 per share and received net proceeds of $105.5 million after deducting the underwriting discount, and other offering costs. UCP, Inc. invested these net proceeds into UCP, LLC and acquired UCP, LLC’s newly-issued Series B Units (as defined below), which represents a 42.3% economic interest in UCP, LLC; PICO, through its ownership of UCP, LLC Series A Units (as defined below), holds the remaining 57.7% economic interest in UCP, LLC.

In connection with the IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), are held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which are held solely by PICO (and its permitted transferees). UCP, Inc. purchased 7,750,000 UCP, LLC Series B Units through its investment in UCP, LLC with the net proceeds from the IPO. The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. Subsequent to the IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc. operates and controls all of the business and affairs and consolidates the financial results of UCP, LLC and its subsidiaries.

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

The Company's charter provides that its board of directors has the authority, without action by the stockholders, to designate and issue up to 50,000,000 shares of preferred stock in one or more classes or series and to fix for each class or series the powers, rights, preferences and privileges of each series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any class or series, which may be greater than the rights of the holders of the Class A common stock or Class B common stock. The Company has no present plans to issue any shares of preferred stock.

Exchange Agreement

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2013, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,343,000 shares of Class A common stock outstanding. In addition, in connection with the IPO, the Company issued an aggregate of 430,333 Class A restricted stock units to the members of its management team, other officers and employees and directors. These Class A restricted stock units vest at various points in time beginning December 31, 2013 through 2015, and the Company will issue Class A common stock on a one-for-one basis in connection with the vesting of each Class A restricted stock unit. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with PICO. When PICO sells or exchanges its UCP, LLC Series A Units for shares of the Company’s Class A common stock, such a sale or exchange by PICO would result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange. An increase in tax basis is expected to increase the depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that the Company would otherwise be required to pay in the future. Under the TRA, the Company generally is required to pay to PICO 85% of the applicable cash savings in U.S. federal and state income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of sales or exchanges of the Series A units held by PICO for shares of Class A common stock, leaving the Company with 15% of the benefits of the tax savings. Cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of income taxes that the Company would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. If the Company does not have taxable income in a given taxable year, no payment under the TRA for that taxable year is required because no tax savings will have been realized.

As of December 31, 2013, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments will vary depending on a number of factors, including:

•
the timing of any exchanges of UCP, LLC Series A Units for shares of the Company’s Class A common stock by PICO, as the increase in any tax deductions will vary depending on the allocation of fair market value to the assets of UCP, LLC at the time of any such exchanges, and this value allocation may fluctuate over time;

•
the price of the Company’s Class A common stock at the time of any exchanges of UCP, LLC Series A Units for shares of the Company’s Class A common stock (since the increase in the Company’s share of the basis in the assets of UCP, LLC, as well as the corresponding increase in any tax deductions, will be related to the price of the Company’s Class A common stock at the time of any such exchanges);

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

The effects of the TRA on the Company’s consolidated balance sheet if PICO elects to exchange all or a portion of its UCP, LLC Series A Units for the Company’s Class A common stock will be as follows:

•
an increase in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by UCP, LLC based on enacted federal, state and local income tax rates at the date of the relevant transaction. To the extent the Company believes that it is more likely than not that the Company will not realize the full tax benefit represented by the deferred tax asset, the Company will reduce the deferred tax asset with a valuation allowance;

•
the Company may record 85% of the applicable cash tax savings in U.S. federal and state income taxes resulting from the increase in the tax basis of the UCP, LLC Series A Units and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA as an increase in a payable due to PICO; and

•	an increase to additional paid-in capital equal to the difference between the increase in deferred tax assets and the increase in the liability due to PICO.

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

Transition Services Agreement and Investor Rights Agreement

UCP, Inc. also entered into a Transition Services Agreement (“TSA”) with PICO, pursuant to which PICO provides certain services to UCP, Inc., including, among other things, accounting, human resources and information technology services.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries, and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP"). Inter-company balances and transactions have been eliminated in consolidation.
The consolidated financial statements for the period prior to the completion of the Company’s IPO, which was completed on July 23, 2013, have been prepared on a stand-alone basis and have been derived from PICO’s consolidated financial statements and accounting records. These stand-alone financial statements have been prepared using the historical results of operations and assets and liabilities attributed to the Company’s operations.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, the Company intends to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of its IPO, although a variety of circumstances could cause it to lose that status earlier.

Use of Estimates in Preparation of Financial Statements:

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of real estate impairments, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2013 and 2012, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

In connection with certain financings that occurred prior to the IPO, PICO agreed to indemnify the lenders for any losses they may suffer in connection with hazardous materials on certain financed properties. Those indemnities are provided in perpetuity.

The Company is often required to provide performance bonds to governmental authorities and others to ensure the completion of its projects. PICO had guaranteed certain performance bonds with an aggregate amount of $10.3 million as of the IPO, but was released from those guarantees subsequent to the IPO. As of December 31, 2012, PICO had guaranteed certain performance bonds with an aggregate amount of $6.9 million. The Company does not expect PICO to provide additional guarantees, indemnities or any other forms of credit support.

As described above, in connection with the IPO, the Company entered into the Exchange Agreement, Investor Rights Agreement, Transition Services Agreement and TRA with PICO. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement. In connection with the IPO, the amendment and restatement of UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was approved by PICO; the sole member of UCP, LLC prior to completion of the IPO.

Under the TSA, the Company paid PICO $0.4 million for administrative support services for the year ended December 31, 2013. The agreement was not in effect during the years ended December 31, 2012 and 2011.

Segment Reporting:

The Company determined that its operations are organized into two reportable segments: homebuilding and land development. In accordance with applicable accounting guidance, the Company considered similar economic and other characteristics, including product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results and underlying supply and demand in determining its reportable segments.

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

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales-homebuilding includes the allocation of construction costs of each home and all applicable land acquisition, real estate development and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Cost of sales-land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes. Abandonment charges during the years ended December 31, 2013, 2012 and 2011, were $0.3 million, $0.7 million, and $0.3 million, respectively. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. At December 31, 2013 and 2012, the Company had real estate inventories of $8.6 million and $2.9 million, respectively, classified as held for sale.

Impairment of Real Estate Inventories:

The Company records an impairment loss when conditions exist where the carrying amount of real estate is not fully recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. The Company prepares and analyzes cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets.

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales. No such losses were recorded during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, the Company recorded $5.2 million in impairment charges related to its land development segment.

When estimating undiscounted future cash flows of its real estate assets, the Company makes various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available on the market, pricing and incentives being offered by it or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs incurred to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. As of December 31, 2013, the Company did not have any real estate assets for which the estimated undiscounted future cash flows were not in excess of their carrying values.

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period of development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are sold. To the extent the Company’s debt exceeds the related asset under development, the Company expenses that portion of the interest incurred. Qualifying assets include projects that are actively selling or under development.

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

Receivables:

Receivables include amounts due from buyers for homes sold and from utility companies for reimbursement of costs. At December 31, 2013, 2012 and 2011, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	December 31, 2013	December 31, 2012
Customer deposits in escrow	$350	$388
Prepaid expenses	441	207
Other deposits	365	325
	$1,156	$920

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

Stock-Based Compensation:

Stock~~-~~ based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with ASC 718, Compensation - Stock Compensation. The Company has issued 430,333 restricted stock units (“RSUs”) under its 2013 Long-Term Incentive Plan (“LTIP”). See Note 9 for a description of the RSUs and the LTIP.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales-homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount the Company expects to pay for warranty work. The Company assesses the adequacy of its warranty reserves on a quarterly basis and adjusts the amounts recorded, if necessary. Warranty reserves are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	December 31, 2013	December 31, 2012
Warranty reserves, beginning of period	$141	$102
Warranty reserves accrued	487	51
Warranty expenditures	(20)	(12)
Warranty reserves, end of period	$608	$141

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

Based on the provisions of the relevant accounting guidance, the Company concluded that when it enters into a purchase agreement to acquire real estate from an entity, a variable interest entity (“VIE”), may be created. The Company evaluates all option and purchase agreements for real estate to determine whether they are a VIE. The applicable accounting guidance requires that for each VIE, the Company assess whether it is the primary beneficiary and, if it is, the Company consolidates the VIE in its consolidated financial statements in accordance with ASC Topic 810 - Consolidations, and would reflect such assets and liabilities as “Real estate inventories not owned.”

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

In substantially all cases, creditors of the entities with which the Company have option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any VIE at December 31, 2013 or 2012.

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

Income Taxes:

The Company’s provision for income tax expense includes federal and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to the Company for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates that the Company uses to manage the underlying businesses.   In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss of UCP LLC.

As a result of the analysis of all available evidence as of December 31, 2013, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the year ended December 31, 2013. If the Company’s assumptions change and the Company believes it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

The Company prior to the IPO was a limited liability company which was treated as an entity that was disregarded from its owner for income tax purposes and was subject to certain minimal taxes and fees. However, income taxes on taxable income or losses realized by the Company were the obligation of PICO.

Noncontrolling Interest:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying consolidated financial statements.  In the consolidated statement of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership or adjustments of the subsidiary, is reported as a component of total equity.  For the year ended December 31, 2013, the noncontrolling interest reported in the consolidated financial statements includes PICO’s share of 100% of the loss related to UCP, LLC prior to the completion of the IPO, and 57.7% of UCP, LLC’s loss subsequent to the completion of the IPO - see Note 12.

Recently Issued Accounting Standards:

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment requires that an unrecognized tax benefit be presented in financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. Adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The standard provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. This update is effective for reporting periods after December 15, 2013. The Company is currently evaluating the effect this standard will have on the consolidated financial statements.

In June 2011, the FASB issued guidance that requires the presentation of comprehensive income to report the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, applied on a prospective basis. The Company conformed to the presentation, which did not have a material impact on the presentation of the consolidated financial statements.

3. Earnings (Loss) per share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income/(loss) attributable to UCP, Inc. earnings by the weighted average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s RSUs are considered Class A common stock equivalents for this purpose.

All losses prior to and up to the IPO were entirely allocable to noncontrolling interest. Consequently, only the loss allocable to UCP, Inc. from the period subsequent to the IPO is included in the net loss attributable to the stockholders of Class A common stock for the year ended December 31, 2013. Basic and diluted net income (loss) per share of Class A common stock from IPO to December 31, 2013 have been computed as follows (in thousands, except share and per share amounts):

IPO to December 31, 2013
Numerator
Net loss attributable to UCP, Inc.	$(1,941)

Denominator
Weighted average shares of Class A common stock outstanding - basic and diluted	7,750,000

Net loss per share of Class A common stock - basic and diluted	$(0.25)

4. Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Deposits and pre-acquisition costs	$4,517	$2,177
Land held and land under development	117,808	110,463
Homes completed or under construction	46,639	9,441
Model homes	7,884	3,286
	$176,848	$125,367

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of December 31, 2013, the Company had $3.7 million of deposits pertaining to land purchase contracts for 1,350 lots with an aggregate purchase price of approximately $87.9 million, net of deposits. As of December 31, 2012, the Company had $1.5 million of deposits pertaining to land purchase contracts for 258 lots with an aggregate remaining purchase price of approximately $20.1 million, net of deposits.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales as related sales are recognized. For the years ended December 31, 2013, 2012 and 2011, interest incurred of $2.9 million, $1.9 million, and $1.7 million, respectively, was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	December 31,
	2013	2012	2011
Interest expense capitalized as cost of home inventory	$2,259	$369	$68
Interest expense capitalized as cost of land inventory	642	1,580	1,649
Total interest expense capitalized	2,901	1,949	1,717
Previously capitalized interest expense included in cost of sales - homebuilding	(1,174)	(122)	(35)
Previously capitalized interest expense included in cost of sales - land development	(9)	(638)	(476)
Net activity of capitalized interest	1,718	1,189	1,206
Capitalized interest expense in beginning inventory	4,620	3,431	2,225
Capitalized interest expense in ending inventory	$6,338	$4,620	$3,431

5. Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Computer hardware and software	$1,118	$667
Office furniture and equipment and leasehold improvements	337	169
Vehicles	79	79
	1,534	915
Accumulated depreciation	(506)	(235)
Fixed assets, net	$1,028	$680

Depreciation expense for the years ended December 31, 2013, 2012 and 2011was $271,000, $147,000 and $36,000, respectively, and is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income or loss.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued expenses	$14,162	$4,084
Accounts payable	2,118	1,179
Accrued payroll liabilities	1,766	703
Warranty reserves (Note 2)	608	141
	$18,654	$6,107

7. Debt

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of December 31, 2013 and 2012, the lenders have not requested, and the Company has not obtained, any such appraisals. As of December 31, 2013, the Company had approximately $56.4 million of aggregate loan commitments of which approximately $25.4 million was unused. At December 31, 2013 and 2012, the weighted average interest rate on the Company’s outstanding debt was 4.7% and 6.7%, respectively. Interest rates charged under variable rate debt are based on either a prime rate index plus 1.75% or LIBOR plus 3.75% to 4.0%.

Debt consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Acquisition Debt:
Variable Interest Rate:
Interest rate of 3.94% to 4.5%, payments due through 2013	$—	$5,551
Interest rate of 3.94% to 4.19%, payments due through 2014	1,830	—
Interest rate of 3.94%, payments due through 2015	1,591	—
Fixed Interest Rate:
Interest rate of 5%, payments due through 2014	425	425
Interest rate of 5%, payments due through 2015	5,048	—
Interest rate of 6%, payments due through 2014	—	4,136
Interest rate of 6.5%, payments due through 2036	548	558
Interest rate of 10%, payments due through 2014	1,604	1,604
Total acquisition debt	11,046	12,274
Construction and Development Debt:
Variable Interest Rate:
Interest rate of 3.94%, payments due through 2014	1,705	—
Interest rate of 3.94%, payments due through 2015	12,181	—
Interest rate of 5%, payments due through 2015	6,018	—
Fixed Interest Rate:
Interest rate of 6%, payments due through 2014	—	10,838
Interest rate of 10%, payments due through 2014	—	6,000
Total construction and development debt	19,904	16,838
Total debt	$30,950	$29,112

The Company's future minimum debt repayments are as follows (in thousands):

Year ending December 31,
2014	$5,565
2015	24,837
2016 -2018	—
Thereafter	548
Total	$30,950

8. Fair Value Disclosures

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

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in accordance with ASC Topic 820 - Fair Value Measurements, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

•Level 1—Quoted prices for identical instruments in active markets
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date
•Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

As of December 31, 2013 and 2012, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the years ended December 31, 2013 and 2012.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$30,950	$32,044	$29,112	$28,184

Non-Financial Fair Value Measurements:

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. There were no non-financial fair value measurements during the years ended December 31, 2013 and 2012.

9. Stock Based Compensation

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

On July 23, 2013, the Company granted an aggregate of 430,333 RSUs under the LTIP to certain of its employees and members of its board of directors. The RSUs granted to the Company’s employees are subject to the following vesting schedule: a) one-third vested on December 31, 2013, b) one-third will vest on the first anniversary of the grant date and c) one-third will vest on the second anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors will vest on the first anniversary of the grant date. 140,778 RSUs vested during the year ended December 31, 2013. No RSUs were forfeited during the year ended December 31, 2013. The grant-date fair value of the equity based incentive units granted during the period ended December 31, 2013 was $6.5 million.

During the year ended December 31, 2013, the Company recognized $2.2 million as stock based compensation expense, which is included in general and administrative expense. No stock based compensation awards were outstanding during 2012 and 2011, accordingly, no stock based compensation expense was recognized during 2012 and 2011.

A summary of RSU activity is as follows:

RSU
Outstanding and unvested at January 1, 2013	—
Granted	430,333
Vested	(140,778)
Outstanding and unvested at December 31, 2013	289,555

  As of December 31, 2013, total unrecognized compensation cost related to non-vested RSUs was $4.3 million, which is expected to be recognized as expense over a weighted average period of approximately 1.5 years.

10. Income Taxes:

The Company was incorporated in the State of Delaware during May 2013 as a wholly-owned subsidiary of PICO for the purpose of facilitating the IPO, which became effective in July 2013, and to become a holding company owning, as its principal asset, membership interests in UCP, LLC. UCP, LLC is a holding company for the entities that directly or indirectly own and operate the Company’s business. Given that the Company was in its first year of operation during the period ended December 31, 2013, income tax disclosures relating to prior years were omitted because prior to July 2013 UCP, LLC was a "disregarded entity" for federal and state income tax purposes.

Because of the Company's current year loss and the full valuation allowance against the deferred tax assets, there was no provision for federal or state income taxes for the year ended December 31, 2013.

A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations and comprehensive income or loss is as follows for the year ended December 31, 2013 (in thousands):

2013

Income tax (benefit) provision at federal statutory rate	(35)%
State income tax, net of federal benefit	(2)%
Non-benefited losses from valuation allowance	17%
Noncontrolling interest	19%
Other permanent items	1%
Effective tax rate	—%

Total deferred tax assets and liabilities consist of the following as of December 31, 2013 (in thousands):

2013
Deferred tax assets:
Net operating loss carry forwards	$1,689
Outside basis difference in partnership	5,061
Valuation allowance	(6,750)
Net deferred tax assets	$—

The Company had deferred tax assets of approximately $6.8 million at December 31, 2013 relating principally to net operating losses and the deductible temporary differences attributable to the Company’s investment in UCP, LLC. In assessing the recoverability of deferred tax assets, Management considers whether it is more likely than not that the assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible.

The Company has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based upon the assessment of these possible sources of taxable income, there is not sufficient positive evidence to enable the Company to conclude that the benefits of its deferred tax assets will be realized. Therefore, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2013.

As of December 31, 2013, the Company recorded a valuation allowance of approximately $6.8 million. The Company will continue to assess the recoverability of its deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management is required to consider all available positive and negative evidence to determine, whether, it is more likely than not that some portion or all of the deferred tax assets will be realized in future periods.

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $4.1 million for federal and $4.1 million for California. The net operating loss carry-forwards, if not utilized, will begin to expire in 2033 for both federal and California purposes.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority. As a result of the implementation of this guidance, the Company has not identified any uncertain tax positions and accordingly, has no unrecognized tax benefits as of the tax year ended December 31, 2013.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2013.

The Company is subject to taxation in the U.S. and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time.  As the tax year ended December 31, 2013 is the first tax year of the Company, there is no open tax year in any jurisdiction.

11. Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and land development. The Company’s homebuilding operations construct and sell single-family homes, primarily in California. The homebuilding segment includes real estate of similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The land development operations develop and sell lots, primarily in California, and include real estate of similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The reportable segments follow the same accounting policies as the consolidated financial statements described in Note 2. Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments is as follows (in thousands):

	December 31, 2013	December 31, 2012
Assets
Homebuilding	$108,594	$31,427
Land development	68,254	93,940
Corporate and other assets	90,472	12,167
Total	$267,320	$137,534

Corporate and Other Assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of each of the two segments. The increase in cash and cash equivalents was a result of proceeds from the completion of the IPO.

	Year Ended December 31,
	2013	2012	2011
Revenue
Homebuilding	$72,511	$14,060	$8,285
Land development	20,215	44,066	15,893
Total	92,726	58,126	24,178
Gross margin
Homebuilding	15,011	4,228	2,664
Land development	6,395	11,190	(1,387)
Total	21,406	15,418	1,277
Sales and marketing	6,647	2,875	1,414
General and administrative	19,368	10,103	6,464
Other income	322	578	34
Net (loss) income	$(4,287)	$3,018	$(6,567)

The Company evaluates the performance of the operating segments based upon gross margin. “Gross Margin” is defined as operating revenues (homebuilding and land development) less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, general and administrative expense and other non-recurring gains or losses are reflected within overall corporate expenses as this constitutes the Company’s primary business objective supporting both segments; corporate expenses are not particularly identifiable to any one segment.. There is no intersegment activity.

12. Noncontrolling interest

Prior to the completion of its IPO and related transactions on July 23, 2013, UCP, LLC was a wholly owned subsidiary of PICO. Subsequent to the IPO and related transaction, the Company holds a 42.3% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost which resulted in recording an initial carrying value for the noncontrolling interest of $125.7 million and a $782,000 increase in members’ equity during the year ended December 31, 2013.

The initial carrying value and ending balance at December 31, 2013 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of UCP, LLC (includes net proceeds for exchange of UCP, LLC Series B Units)	$217,816
Voting ownership percentage of noncontrolling interest	57.7%
Initial carrying value of noncontrolling interest	125,680
Loss attributable to noncontrolling interest	(137)
Stock-based compensation related to noncontrolling interest	919
Ending balance of noncontrolling interest at December 31, 2013	$126,462

For details of IPO and related transactions and its subsequent impact, and the Company’s TSA and TRA with PICO, please refer to Note 1.

13. Commitments and Contingencies

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At December 31, 2013 and 2012, the Company did not have any accruals for asserted or unasserted matters.

The Company obtains surety bonds in the normal course of business to ensure completion of certain infrastructure improvements at its projects. As of December 31, 2013 and 2012, the Company had outstanding surety bonds totaling $10.3 million and $6.9 million, respectively. The beneficiaries of the bonds are various municipalities. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2019.  Rent expense for the years ended December 31, 2013, 2012 and 2011, for office space was $541,000, $270,000, and $246,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2014	$809
2015	756
2016	520
2017	507
2018	492
Thereafter	69
Total	$3,153

14. Incentive Compensation Plan and Employee Benefits

Incentive Compensation Plan

Certain employees of the Company are eligible to receive an annual incentive compensation award based various performance measures. The incentive compensation plan is discretionary.  For the year ended December 31, 2013 and 2012 compensation of $0.9 million and $0.2 million was earned under this plan, respectively. No compensation under the plan was earned in 2011. The 2013 and 2012 incentive compensation was paid in cash. The incentive award is recorded within general and administrative expenses in the accompanying consolidated financial statements.

Employee Benefits

The Company maintains a 401(k) defined contribution plan, sponsored by PICO, covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2013, 2012, and 2011 was $403,000, $305,000 and $189,000, respectively.

15. Quarterly Financial Data (Unaudited)

The following tables presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2013.  This quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.  The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Homebuilding revenue	$4,333	$20,907	$21,369	$25,902
Land development revenue	7,470	6,815	2,250	3,680
Total revenue	11,803	27,722	23,619	29,582
Gross margin – homebuilding	873	4,425	4,811	4,902
Gross margin – land development	2,890	1,679	817	1,009
Gross margin	3,763	6,104	5,628	5,911

Sales and marketing expenses	1,132	2,099	1,516	1,900
General and administrative expenses	3,480	5,326	4,503	6,059
Total expenses	4,612	7,425	6,019	7,959
Other income	39	224	55	4
Net loss	$(810)	$(1,097)	$(336)	$(2,044)
Net loss attributable to stockholders	$—	$—	$(15)	$(1,926)
Net loss per common share:
Basic and diluted	$—	$—	$—	$(0.25)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Homebuilding revenue	$1,533	$1,435	$1,356	$9,736
Land development revenue	2,002	—	21,945	20,119
Total revenue	3,535	1,435	23,301	29,855
Gross margin – homebuilding	471	378	368	3,011
Gross margin – land development	653	(9)	5,325	5,221
Gross margin	1,124	369	5,693	8,232
Sales and marketing expenses	221	238	873	1,543
General and administrative expenses	2,208	2,386	2,481	3,028
Total expenses	2,429	2,624	3,354	4,571
Other income	208	93	227	50
Net (loss) income	$(1,097)	$(2,162)	$2,566	$3,711
Net (loss) income attributable to stockholders	$—	$—	$—	$—
Net (loss) income per common share:
Basic and diluted	$—	$—	$—	$—

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a -15(f) under the Exchange Act.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to rules established by the SEC, which do not require these reports in the Company’s first Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE

The information required by this item will be set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report

(a)(1)    Financial Statements Included herein at pages 64 through 86.
(a)(2)    Financial Statement Schedules

Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

The Exhibit Index attached hereto is hereby incorporated by reference to the Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 14, 2014	UCP, Inc. By: /s/ Dustin L. Bogue Dustin L. Bogue Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Cortney	Chairman of the Board of Directors	March 14, 2014
Michael C. Cortney

/s/ Dustin L. Bogue	Chief Executive Officer, President and Director	March 14, 2014
Dustin L. Bogue	(Principal Executive Officer)

/s/ William J. La Herran	Chief Financial Officer and Treasurer	March 14, 2014
William J. La Herran	(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Hart	Director	March 14, 2014
John R. Hart

/s/ Peter H. Lori	Director	March 14, 2014
Peter H. Lori

/s/ Maxim C. W. Webb	Director	March 14, 2014
Maxim C. W. Webb

UCP, INC.
FORM 10-K
December 31, 2013
INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1*	Amended & Restated Certificate of Incorporation of UCP, Inc.
3.2*	Amended and Restated Bylaws of UCP, Inc.
4.1*	Specimen Class A Common Stock Certificate of UCP, Inc.
4.2*	Investor Rights Agreement between PICO Holdings, Inc. and UCP, Inc.
10.1*	UCP, Inc. 2013 Long-Term Incentive Plan
10.2*	Registration Rights Agreement between UCP, Inc. and PICO Holdings, Inc.
10.3*	Employment Agreement between UCP, Inc. and Dustin L. Bogue
10.4*	Employment Agreement between UCP, Inc. and William J. La Herran
10.5*	Employment Agreement between UCP, Inc. and James W. Fletcher
10.6*	Indemnification Agreement between UCP, Inc. and each of its directors and officers
10.7*	Transition Services Agreement between PICO Holdings, Inc. and UCP, Inc.
10.8*	Tax Receivable Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc.

10.9*	Exchange Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc.
10.10*	Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC
21.1	List of subsidiaries of UCP, Inc.
23.1	Consent of Deloitte & Touche LLP on UCP, Inc.
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

32.1	Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William J. La Herran, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed Previously