Form 10-Q
period 2014-03-31
UCP, Inc.
filed 2014-05-12
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Yes ☐ No ☒
On May 7, 2014, the registrant had 7,835,562 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three Months Ended March 31, 2014

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$51,653	$87,503
Real estate inventories	214,593	176,848
Fixed assets, net	1,132	1,028
Receivables	420	785
Other assets	1,580	1,156
Total assets	$269,378	$267,320

Liabilities and equity:
Accounts payable and accrued liabilities	$21,088	$18,654
Debt	34,454	30,950
Total liabilities	55,542	49,604

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,835,562 issued and outstanding at March 31, 2014 and 7,750,000 issued and outstanding at December 31, 2013	78	78
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	93,244	93,117
Accumulated deficit	(4,437)	(1,941)
Total UCP, Inc. stockholders’ equity	88,885	91,254
Noncontrolling interest	124,951	126,462
Total stockholders’ equity	213,836	217,716
Total liabilities and equity	$269,378	$267,320

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE:
Homebuilding	$25,446	$4,333
Land development	174	7,470
Total revenue	25,620	11,803

COSTS AND EXPENSES:
Cost of sales - homebuilding	20,800	3,460
Cost of sales - land development	146	4,580
Sales and marketing	2,556	1,132
General and administrative	6,271	3,480
Total costs and expenses	29,773	12,652
Loss from operations	(4,153)	(849)
Other income, net	73	39
Net loss before income taxes	(4,080)	(810)
Provision for income taxes	—	—
Net loss	$(4,080)	$(810)
Net loss attributable to noncontrolling interest	(1,584)	(810)
Net loss attributable to stockholders of UCP, Inc.	(2,496)	—
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(4,080)	$(810)
Comprehensive loss attributable to noncontrolling interest	$(1,584)	$(810)
Comprehensive loss attributable to stockholders of UCP, Inc.	$(2,496)	$—

Weighted average common shares:
Basic and diluted shares outstanding	7,820,351

Basic and diluted loss per share	$(0.32)

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except shares and per share data)

	Members' equity	Shares of common stock outstanding		Common stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total stockholders’ equity
		Class A	Class B	Class A	Class B
Balance at December 31, 2012	$102,315								$102,315
Member contribution	10,443								10,443
Repayments of member contributions	(1,716)								(1,716)
Net loss, pre IPO	(810)								(810)
Balance at March 31, 2013	$110,232	$—	$—	$—	$—	$—	$—	$—	$110,232

Balance at December 31, 2013	$—	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716
Class A - issuance of common stock		85,562		—		(460)		(354)	(814)
Stock-based compensation expense						587		427	1,014
Net loss							(2,496)	(1,584)	(4,080)
Balance at March 31, 2014	$—	7,835,562	100	$78	$—	$93,244	$(4,437)	$124,951	$213,836

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(4,080)	$(810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,014	—
Abandonment of real estate inventories	33	9
Depreciation	87	51
Changes in operating assets and liabilities:
Real estate inventories	(37,778)	(13,751)
Receivables	364	(537)
Other assets	(425)	(1,375)
Accounts payable and accrued liabilities	1,622	2,215
Net cash used in operating activities	(39,163)	(14,198)
Investing activities:
Purchases of fixed assets	(191)	(125)
Net cash used in investing activities	(191)	(125)
Financing activities:
Cash contributions from member	—	10,443
Repayments of member contributions	—	(1,716)
Proceeds from debt	11,683	6,496
Repayment of debt	(8,179)	(2,340)
Net cash provided by financing activities	3,504	12,883
Net decrease in cash and cash equivalents	(35,850)	(1,440)
Cash and cash equivalents – beginning of period	87,503	10,324
Cash and cash equivalents – end of period	$51,653	$8,884

Supplemental disclosure of cash flow information:
Debt incurred to acquire real estate inventories	$—	$4,690
Accrued offering costs	$—	$923

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

As used in this report, unless the context otherwise requires or indicates, references to “the Company”, “we”, “our” and “UCP” refer (1) prior to the July 23, 2013 completion of the initial public offering of Class A common stock, par value $0.01 per share ( “Class A common stock”) of UCP, Inc. (the “IPO”) and related transactions, to UCP, LLC and its consolidated subsidiaries and (2) after the IPO and related transactions, to UCP, Inc. and its consolidated subsidiaries including UCP, LLC. UCP, Inc. had nominal assets and no liabilities, and conducted no operations prior to the completion of the Company’s IPO. Presentation of the historical results of UCP, Inc. alone would not be meaningful and accordingly the historical financial information prior to the IPO represents those of UCP, LLC.

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

Company’s Reorganization and the IPO

Historically, we operated our business through UCP, LLC and its subsidiaries, which, prior to our IPO, were indirect wholly owned subsidiaries of PICO. In anticipation of our IPO, UCP, Inc. was incorporated in the State of Delaware on May 7, 2013, as a wholly~~-~~ owned subsidiary of PICO. UCP, Inc. is a holding company, whose principal asset is its interest in UCP, LLC. As of March 31, 2014, UCP, Inc. held a 42.5% economic interest in UCP, LLC and PICO held the remaining 57.5% economic interest in UCP, LLC.

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock, and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock which are listed on the New York Stock Exchange, represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit (as defined below) held by PICO. Holders of the Company’s Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of March 31, 2014, PICO held 10,593,000 of UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 57.5% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, which equals PICO’s economic interest in the Company. PICO effectively has control over the outcome of votes on all matters requiring approval by the Company’s stockholders. As described in more detail below, each Series A Unit of UCP, LLC can be exchanged for one share of Class A common stock.

In connection with the IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), which are held solely by UCP, Inc., and reclassify PICO's units into UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which are held solely by PICO (and its permitted transferees). The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. UCP, Inc., as the sole managing member of UCP, LLC, operates and controls all of the business and affairs of UCP, LLC and consolidates the financial results of UCP, LLC and its subsidiaries.

Exchange Agreement

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of March 31, 2014, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,428,562 shares of Class A common stock outstanding. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with PICO. Consequently, when PICO sells or exchanges its UCP, LLC Series A Units for shares of the Company’s Class A common stock, potential income tax benefits are triggered. Such a transaction by PICO would result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange. The increase in tax basis is expected to increase the depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that the Company would otherwise be required to pay in the future. Under the TRA, the Company generally is required to pay to PICO 85% of the applicable cash savings in U.S. federal and state income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of sales or exchanges of the UCP, LLC Series A units held by PICO for shares of Class A common stock, leaving the Company with 15% of the benefits of the tax savings. Cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of income taxes that the Company would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. If the Company does not have taxable income in a given taxable year, no payment under the TRA for that taxable year is required because no tax savings will have been realized.

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
Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company’s results for the interim periods presented. These consolidated and segment results are not necessarily indicative of the Company’s future performance.

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
As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, the Company intends to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. These exemptions will apply until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, although we may lose our status as an emerging growth company and the related exemptions earlier upon the occurrence of certain events.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2014 and December 31, 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

Prior to the IPO, we were a wholly owned subsidiary of PICO. In addition, as of March 31, 2014, PICO holds an economic and voting interest in our Company equal to approximately 57.5%. As described above, in connection with the IPO, the Company entered into the Exchange Agreement, Investor Rights Agreement, TSA and TRA with PICO. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement. In connection with the IPO, the amendment and restatement of UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was approved by PICO, the sole member of UCP, LLC prior to completion of the IPO.

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

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period of development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are sold. To the extent the Company’s debt exceeds the cost of the related asset under development, the Company expenses that portion of the interest incurred. Qualifying assets include projects that are actively selling or under development.

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

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales-homebuilding includes the allocation of construction costs of each home and all applicable land acquisition, real estate development, capitalized interest, and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Cost of sales-land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes. Abandonment charges during the three months ended March 31, 2014 and 2013, were $33,000 and $9,000, respectively, and are included in the accompanying condensed consolidated statement of operations and comprehensive loss for the respective period. These charges were related to the Company electing not to proceed with one or more acquisitions after due diligence. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. At March 31, 2014 and December 31, 2013, the Company had real estate inventories of $23.0 million and $8.6 million, respectively, classified as held for sale.

Impairment of Real Estate Inventories:

The Company evaluates for an impairment loss when conditions exist where the carrying amount of real estate may not be fully recoverable. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. If indicators of impairment are present, the Company prepares and analyzes undiscounted cash flows at the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets.

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

If events or circumstances indicate that the carrying amount is impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales. No such losses were recorded during the three months ended March 31, 2014 and 2013.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computer software and hardware are depreciated over three years, office furniture and fixtures are depreciated over seven years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Depreciation expense is included in general and administrative expenses, and gains or losses on the sale of fixed assets are included in other income in the accompanying condensed consolidated statement of operations and comprehensive loss.

Receivables:

Receivables include amounts due from buyers for homes sold on the last day of the month and from utility companies for reimbursement of costs. At March 31, 2014 and December 31, 2013, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	March 31, 2014	December 31, 2013
Customer deposits in escrow	$527	$350
Prepaid expenses	787	441
Other deposits	266	365
	$1,580	$1,156

Homebuilding and Land Development Sales and Profit Recognition:

In accordance with Financial Accounting Standards Board (“FASB”) issued ASC Topic 360 - Property, Plant, and Equipment, revenue from home sales and other real estate sales are recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement with the sold asset. The Company does not offer financing to buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales at the closing date, which is dependent on an allocation of costs.

Stock-Based Compensation:

Stock~~-~~ based compensation expense is measured at the grant date based on the fair value of the award adjusted for estimated forfeitures and is recognized as expense over the period in which the stock based compensation vests.

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

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	March 31, 2014	December 31, 2013
Warranty reserves, beginning of period	$608	$141
Warranty reserves accrued	130	487
Warranty expenditures	(44)	(20)
Warranty reserves, end of period	$694	$608

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

Based on the relevant accounting guidance, the Company concluded that when it enters into a purchase agreement to acquire real estate from an entity, a variable interest entity (“VIE”), may be created. The Company evaluates all option and purchase agreements for real estate to determine whether they are a VIE. The applicable accounting guidance requires that for each VIE, the Company assess whether it is the primary beneficiary and, if it is, consolidate the VIE in its condensed consolidated financial statements in accordance with ASC Topic 810 - Consolidations, and reflect such assets and liabilities as “Real estate inventories not owned.”

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

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at March 31, 2014 or December 31, 2013.

Price Participation Interests:

Certain land purchase contracts and other agreements include provisions for additional payments to the sellers. These additional payments are contingent on certain future outcomes, such as, selling homes above a certain preset price or achieving an internal rate of return above a certain preset level. These additional payments, if triggered, are accounted for as cost of sale, when they become due, however, they are neither fully determinable, nor due, until the transfer of title to the buyer is complete. Accordingly, no liability is recorded until the sale is complete.

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

In assessing the realization of deferred income tax assets, the Company considered whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to the Company for tax reporting purposes, historical use of tax attributes, and availability of tax planning strategies. These assumptions require significant judgment about future events however, they are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss.

As a result of the analysis of all available evidence as of March 31, 2014 and December 31, 2013, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three month period ended March 31, 2014 or for the comparable period in the prior year. If the Company’s assumptions change and the Company believes it will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

Noncontrolling Interest:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying condensed consolidated financial statements.  In the condensed consolidated statements of operations and comprehensive loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.  For the three months ended March 31, 2014, the noncontrolling interest reported in the condensed consolidated statement of operations and comprehensive loss includes PICO’s share of approximately 57.5% of the loss related to UCP, LLC as compared to 0% for the three month period ended March 31, 2013
- see Note 11 - “Noncontrolling Interest”.

Recently Issued Accounting Standards:

In April 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this update change the requirements for reporting discontinued operations. As a result of ASU 2014-08, a disposal of a component of an entity or a group of components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. Adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

2.    Loss per share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income/ (loss) attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings or loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the treasury stock method. No incremental common stock equivalents were included in calculating diluted earnings per share because such amounts were anti-dilutive given the net loss attributable to UCP, Inc.’s stockholders for the three months ended March 31, 2014.

All losses prior to and up to the IPO were entirely allocable to noncontrolling interest. Consequently, only the loss allocable to UCP, Inc. is included in the net loss attributable to the holders of Class A common stock for the three months ended March 31, 2014. Basic and diluted net loss per share of Class A common stock for the three months ended March 31, 2014 have been computed as follows (in thousands, except share and per share amounts):

For the three month period ended March 31, 2014

(unaudited)
Numerator
Net loss attributable to stockholders of UCP, Inc.	$(2,496)

Denominator
Weighted average shares of Class A common stock outstanding - basic and diluted	7,820,351

Net loss per share of Class A common stock - basic and diluted	$(0.32)

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deposits and pre-acquisition costs	$3,614	$4,517
Land held and land under development	152,476	117,808
Homes completed or under construction	50,196	46,639
Model homes	8,307	7,884
	$214,593	$176,848

Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of March 31, 2014, the Company had $2.5 million of deposits pertaining to land purchase contracts for 3,656 lots with an aggregate purchase price of approximately $73.0 million.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales as related sales are recognized. For the three months ended March 31, 2014 and 2013, interest incurred was $410,000 and $666,000, respectively, and was fully capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	March 31,
	2014	2013
Interest expense capitalized as cost of home inventory	$348	$397
Interest expense capitalized as cost of land inventory	62	269
Total interest expense capitalized	410	666
Previously capitalized interest expense included in cost of sales - homebuilding	(438)	(62)
Previously capitalized interest expense included in cost of sales - land development	0	(2)
Net activity of capitalized interest	(28)	602
Capitalized interest expense in beginning inventory	6,338	4,620
Capitalized interest expense in ending inventory	$6,310	$5,222

4.    Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Computer hardware and software	$1,260	$1,118
Office furniture, equipment and leasehold improvements	387	337
Vehicles	78	79
	1,725	1,534
Accumulated depreciation	(593)	(506)
Fixed assets, net	$1,132	$1,028

Depreciation expense for the three months ended March 31, 2014 and 2013 was $87,000 and $51,000, respectively, and is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued expenses	$16,924	$14,162
Accounts payable	2,388	2,118
Accrued payroll liabilities	1,082	1,766
Warranty reserves (Note 1)	694	608
	$21,088	$18,654

6.    Debt

The Company enters into acquisition, construction and development loans to purchase and develop real estate inventories and for the construction of homes, which are secured by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition indebtedness matures at various dates, but is generally repaid when lots are released from the loans based upon a specific release price, as defined in each loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each loan agreement. Certain of the construction and development loans include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of March 31, 2014 and December 31, 2013, the lenders have not requested, and the Company has not obtained, any such appraisals. As of March 31, 2014 and December 31, 2013, the Company had approximately $69.8 million and $56.4 million of aggregate loan commitments and approximately $35.3 million and $25.4 million of unused loan commitments respectively. At March 31, 2014 and December 31, 2013, the weighted average interest rate on the Company’s outstanding debt was 4.5% and 4.7%, respectively.

Debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Acquisition Debt:
Variable Interest Rate:
Interest rate of 3.94% to 4.19%, payments due through 2014	$1,387	$1,830
Interest rate of 3.94%, payments due through 2015	1,247	1,591
Fixed Interest Rate:
Interest rate of 5%, payments due through 2014	—	425
Interest rate of 5%, payments due through 2015	3,443	5,048
Interest rate of 6.5%, payments due through 2036	545	548
Interest rate of 10%, payments due through 2017	1,604	1,604
Total acquisition debt	8,226	11,046
Construction and Development Debt:
Variable Interest Rate:
Interest rate of 3.94%, payments due through 2014	2,207	1,705
Interest rate of 3.94%, payments due through 2015	18,785	12,181
Interest rate of 5%, payments due through 2015	5,233	6,018
Interest rate of 3.94%, payments due through 2016	3	—
Total construction and development debt	26,228	19,904
Total debt	$34,454	$30,950

At March 31, 2014, principal maturities of loans payable for the years ending December 31 are as follows (in thousands):

2014	$3,593
2015	28,708
2016	3
2017	1,605
2018	—
Thereafter	545
Total	$34,454

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

As of March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2014 and for the year ended December 31, 2013.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$34,454	$35,941	$30,950	$32,044

Non-Financial Fair Value Measurements:

Non-financial assets and liabilities include items such as real estate inventories and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. There were no non-financial fair value measurements during the three months ended March 31, 2014 and for the year ended December 31, 2013, and no transfers between fair value hierarchy levels.

8.    Stock Based Compensation

The Company’s long-term incentive plan (“LTIP”) was adopted in July 2013 and provides for the grant of equity-based awards, including options to purchase shares of Class A common stock, Class A stock appreciation rights, Class A restricted stock, Class A restricted stock units and performance awards. The LTIP automatically expires on the tenth anniversary of its effective date. The Company’s board of directors may terminate or amend the LTIP at any time, subject to any stockholder approval required by applicable law, rule or regulation.

The number of shares of the Company’s Class A common stock authorized under the LTIP was 1,834,300 shares. To the extent that shares of the Company’s Class A common stock subject to an outstanding Option, stock appreciation right, stock award or performance award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of the Company’s Class A common stock generally shall again be available under the LTIP, subject to certain exceptions. As of March 31, 2014, 1,179,552 shares were available for issuance under the LTIP.

On February 26, 2014, the Company granted an aggregate of 58,334 RSUs and 166,081 Options under the LTIP to certain of its executive employees. The RSUs and Options granted were subject to the following vesting schedule: a) 10% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. No RSUs or stock options were vested or forfeited during the three month period ended March 31, 2014.

During the three months ended March 31, 2014, the Company recognized $1.0 million of stock based compensation expense, which was included in general and administrative expenses in the accompanying condensed consolidated statement of operations and other comprehensive loss. No stock based compensation awards were outstanding as of March 31, 2013, accordingly, no stock based compensation expense was recognized during the quarter in the prior year.

The following table summarizes the Options activity for the three months ended March 31, 2014:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2013	—	—	—	—
Options granted	166,081	$16.20	9.9	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at March 31, 2014	166,081	$16.20	9.9	—

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of March 31, 2014 was $15.06 per share.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of Options during the three month period ended March 31, 2014 were as follows:

Expected term	6.5 years
Expected volatility %	53.46%
Risk free interest rate %	1.81%
Dividend yield %	—%

Options vested and exercisable as of March 31, 2014 were zero.

The following table summarizes the RSU activity for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested at December 31, 2013	289,555	$15.00
Granted	58,334	16.20
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2014	347,889	$15.20

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $5.4 million (net of estimated forfeitures) as of March 31, 2014; approximately $4.2 million of the unrecognized compensation costs related to RSUs and $1.2 million related to stock options. The expense is expected to be recognized over 1.8 years for the RSUs and 3.9 years for the Options.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At March 31, 2014 and December 31, 2013, the Company did not have any accruals for asserted or unasserted matters.

The Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that we are developing in Washington State. Recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded at March 31, 2014. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $10.6 million and $10.3 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2019. Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2014	$659
2015	892
2016	667
2017	656
2018	645
Thereafter	174
Total	$3,693

10.    Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and land development. The Company’s homebuilding operations construct and sell single-family homes, primarily in California and Washington State. The homebuilding reportable segment includes real estate with similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The land development reportable segment develops and sells lots, primarily in California, and includes real estate with similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The reportable segments follow the same accounting policies as the condensed consolidated financial statements described in Note 1. Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments was as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets
Homebuilding	$146,571	$108,594
Land development	68,022	68,254
Corporate and other assets	54,785	90,472
Total	$269,378	$267,320

Corporate and other assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of each of the two segments.

	Three Months Ended
	March 31,
	2014	2013
Revenue
Homebuilding	$25,446	$4,333
Land development	174	7,470
Total	25,620	11,803
Gross margin
Homebuilding	4,646	873
Land development	28	2,890
Total	4,674	3,763

Sales and marketing	2,556	1,132
General and administrative	6,271	3,480
Other income	73	39
Net loss	$(4,080)	$(810)

The Company evaluates the performance of the operating segments based upon gross margin. “Gross margin” is defined as operating revenues (homebuilding and land development) less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, general and administrative expense and other non-recurring gains or losses are reflected within overall corporate expenses as this constitutes the Company’s primary business objective supporting both segments; corporate expenses are not particularly identifiable to any one segment. There is no intersegment activity.

11.    Noncontrolling interest

Prior to the completion of the IPO and related transactions on July 23, 2013, UCP, LLC was a wholly owned subsidiary of PICO. Subsequent to the IPO and related transaction, as of the March 31, 2014, the Company holds a 42.5% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost. As of March 31, 2014, the noncontrolling interest balance is $125.0 million as compared to $126.5 million as of December 31, 2013.

The carrying value and ending balance at March 31, 2014 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of noncontrolling interest at December 31, 2013	$126,462
Loss attributable to noncontrolling interest	(1,584)
Stock-based compensation related to noncontrolling interest	427
Stock issuance related to noncontrolling interest	(354)
Ending balance of noncontrolling interest at March 31, 2014	$124,951

12. Subsequent events

On April 10, 2014, the Company completed the acquisition of the assets of Citizens Homes, Inc.’s (“Citizens”), used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, pursuant to a Purchase and Sale Agreement, dated March 25, 2014 between UCP, LLC and Citizens (the “Acquisition”). The total cash purchase price for the acquisition was approximately $15 million. In addition, Citizens is eligible to receive earnout payments from the Company of up to $6 million in the aggregate, based on performance over the next 5 years. In connection with the acquisition, certain key employees of Citizens joined the Company.

The Company acquired the assets of Citizens in order to position the Company to expand into markets located in North Carolina, South Carolina and Tennessee. Due to the limited time since the acquisition date, the initial accounting for the acquisition has not been completed. As a result the Company is unable to provide any disclosures of the amounts that will be recorded as of the acquisition date. The Company has expensed $0.5 million of acquisition related costs for legal, financial, accounting and due diligence services incurred through March 31, 2014. These costs are included in the general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management's Discussion and Analysis of Financial Condition and Results of Operations below, and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial or operating performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	disruptions in the availability of mortgage financing or increases in the number of foreclosures in our markets;

•	any ongoing adverse impact on our business from the federal government shutdown;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses which may increase disproportionately to our revenue;

•	our ability to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see sections entitled “Item 1A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this Quarterly Report on Form 10-Q. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

Overview

We are a homebuilder and land developer, with significant land acquisition and entitlement expertise, in growth markets in California and with a growing presence in attractive markets in the Puget Sound area of Washington State. As of March 31, 2014, we owned or controlled (through executed purchase contracts) a total of approximately 4,293 residential lots in California and approximately 3,638 lots in the Puget Sound area of Washington State. As of March 31, 2014, our property portfolio consisted of 84 communities in 20 cities in California and the Puget Sound area of Washington State. Recently, we positioned our Company to expand into markets located in North Carolina, South Carolina and Tennessee. Our operations are organized into two reportable segments: homebuilding and land development.

During the three months ended March 31, 2014, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high affordability and improving employment. We believe that during the prior year, the broader housing market was affected by interest rate volatility and the partial federal government shutdown and the events leading up to it. Additionally, we believe that seasonal factors affected the broader housing market as well as our markets (see “Seasonality” below). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market.

Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the three months ended March 31, 2014 reflect our emphasis on growing our homebuilding segment, as evidenced by an increase in the number of average selling communities from four to eleven, and a $21.1 million or almost fivefold increase in homebuilding revenue, as compared to the three months ended March 31, 2013. Our backlog at March 31, 2014 of $31.2 million was $4.5 million higher than $26.7 million at March 31, 2013. We delivered 52 homes during the first quarter of 2014, as compared to twelve homes during the same period during 2013, and our average selling price of homes increased to approximately $489,000 during the first quarter of 2014, as compared to approximately $361,000 during the first quarter of 2013. Our land development segment, on the other hand, saw little activity during the first quarter of 2014. We expect that demand for entitled or nearly entitled lots in competitive markets will pick up in subsequent quarters due to the broader housing market conditions discussed above. Revenue from land development for the three months ended March 31, 2014 was $174,000 as compared to $7.5 million during the three months ended March 31, 2013.

Our net loss was $4.1 million for the three months ended March 31, 2014, as compared to a net loss of $810,000 for the three months ended March 31, 2013. Stock based compensation expense of approximately $1 million was included for the three month period ended March 31, 2014. There was no stock based compensation for the comparable period in the prior year.

Revenue and margin in our land development segment tend to be dynamic, as land development revenue tends to be driven by discrete transactions, which are motivated by numerous considerations, while revenue and gross margin in our homebuilding segment tend to be more predictable. During the three months ended March 31, 2013, land development revenue constituted a significantly larger portion of our revenue than it did during three months ended March 31, 2014, reflecting the expansion of our home building operations, which we believe offers an attractive opportunity at this stage of the housing cycle.

During the three months ended March 31, 2014, we identified land investment opportunities that met our underwriting criteria and we increased our total lots owned by 245 lots and total lots controlled by 2,306 lots since the end of our last fiscal year. During the three months ended March 31, 2014, we continued our organization and expansion particularly in Puget Sound Area in Washington as well as Southern California division which operates in Los Angeles, Ventura, and Kern counties. While we cannot provide any assurances that these projects will pass our rigorous due diligence processes, we believe that the Southern California division will begin to generate revenue in 2014.

Results of Operations - Three Months Ended March 31, 2014 and 2013

Consolidated Financial Data

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Revenue:
Homebuilding	$25,446	$4,333	$21,113
Land Development	174	7,470	(7,296)
Total revenue	25,620	11,803	13,817
Cost of Sales:
Homebuilding	20,800	3,460	17,340
Land Development	146	4,580	(4,434)
Gross Margin	4,674	3,763	911
Expenses:
Sales and marketing	2,556	1,132	1,424
General and administrative	6,271	3,480	2,791
Total expenses	8,827	4,612	4,215
Loss from operations	(4,153)	(849)	(3,304)
Other income	73	39	34
Net loss	$(4,080)	$(810)	$(3,270)

Select Operating Metrics

	Three Months Ended March 31,
	2014	2013	Change
Net new home orders (1)	84	62	22
Cancellation rate (2)	—%	11.4%	(11.4)%
Average selling communities during period (3)	11	4	7

	March 31,
	2014	2013	Change
Selling communities at end of period	12	5	7
Backlog (4) (in thousands)	$31,219	$26,705	$4,514
Backlog (4) (units)	67	76	(9)
Average sales price of backlog (in thousands)	$466	$351	$115

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

The increase in net new home orders was primarily due to having eleven and four average selling communities during the three months ended March 31, 2014 and 2013. The increase in number of homes sold was primarily responsible for the decrease in backlog (units) for the three months ended March 31, 2014, as compared to the similar period during 2013.

We had twelve selling communities at March 31, 2014 as compared to five selling communities at the end of the period in 2013. Our backlog value increased by $4.5 million at March 31, 2014 as compared to March 31, 2013. The net increase was largely the result of a higher average sales prices during 2014, a 32.8% increase over the comparable period due to the regional mix of homes sold and market conditions during the period. Offsetting a part of the backlog value increase was a nine unit reduction of the number of units in backlog when compared to the comparable period in the prior year. Our cancellation rate for the three months ended March 31, 2014 was zero compared to the three months ended March 31, 2013 which was 11.4%. The reduction was due in part to the influence of broader national factors, such as unease over the partial federal government shutdown and concerns over interest rate volatility, which affected regional consumer confidence, especially in the prior year quarter.

The number of homes we sell during any quarter depends upon numerous factors and, as such, the number of home sales in any quarter is unpredictable. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Owned and Controlled Lots

As of March 31, 2014 and December 31, 2013, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 7,931 and 5,380 lots, respectively, as set forth in the tables below:

	As of March 31, 2014
	Owned	Controlled(1)	Total
Central Valley Area-California	1,666	251	1,917
Monterey Bay Area-California	1,505	152	1,657
South San Francisco Bay Area-California	107	361	468
Southern California	116	135	251
Puget Sound Area-Washington	881	2,757	3,638
Total	4,275	3,656	7,931

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,658	322	1,980
Monterey Bay Area-California	1,517	154	1,671
South San Francisco Bay Area-California	19	465	484
Southern California	—	251	251
Puget Sound Area-Washington	836	158	994
Total	4,030	1,350	5,380

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three months ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Homebuilding
Revenue	$25,446	$4,333	$21,113	487.3%
Homes delivered (units)	52	12	40	333.3%
Average selling price	$489	$361	$128	35.5%
Average cost of sales	$400	$288	$112	38.9%

Land development
Revenue	$174	$7,470	$(7,296)	(97.7)%
Lots sold (units)	2	54	(52)	(96.3)%

Total revenue
	$25,620	$11,803	$13,817	117.1%

Total revenue for the three months ended March 31, 2014 increased by $13.8 million, or 117.1%, to $25.6 million, as compared to $11.8 million for the three months ended March 31, 2013. The increase in revenue was primarily the result of increased home deliveries during the 2014 period attributable to several factors, including an increased number of selling communities and favorable sales pace at certain of those communities. With regard to the lower land development revenue during the three months ended March 31, 2014, we believe that the current level of home inventory coupled with third party homebuilder demand, moderated by seasonal factors and the broader housing market considerations discussed above in ‘Overview’, represents only a temporary volume reduction.

Homebuilding Revenue

Revenue from homebuilding for the three months ended March 31, 2014 increased by $21.1 million, or 487%, to $25.4 million, as compared to $4.3 million for the three months ended March 31, 2013. The increase was primarily the result of an increase in the number of homes delivered to 52 during the 2014 period, as compared to twelve homes during the 2013 period, and due to an increase in the average selling price of homes to approximately $489,000 during the 2014 period, as compared to approximately $361,000 during the 2013 period. Of this increase, $14.4 million related to increased units delivered and $6.7 million related to an increase in average selling price. The increase in average selling price during the 2014 period was primarily the result of increased deliveries at communities located in areas with higher home prices coupled with an improving real estate market.

Land Development Revenue

Revenue from land development for the three months ended March 31, 2014 was $174,000; as compared to $7.5 million for the three months ended March 2013. We sold two finished lots during the 2014 period and 54 lots during the 2013 period. Of the $7.3 million decrease in land sales revenue, $7.2 million was due to decreased number of lots sold and $120,000 due to pricing period over period. The lots sold during the 2013 period were unimproved parcels in the South San Francisco Bay Area, which yielded relatively high revenue per lot due to the relatively high value of land in that market.

Gross Margin and Adjusted Gross Margin

	Three Months Ended March 31,
	2014	%	2013	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$25,620	100.0%	$11,803	100.0%
Cost of Sales	20,946	81.8%	8,040	68.1%
Gross Margin	4,674	18.2%	3,763	31.9%
Add: interest in cost of sales	438	1.7%	64	0.5%
Add: impairment and abandonment charges	33	0.1%	9	0.1%
Adjusted Gross Margin(1)	$5,145	20.1%	$3,836	32.5%
Consolidated Gross margin percentage	18.2%		31.9%
Consolidated Adjusted gross margin percentage(1)	20.1%		32.5%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$25,446	100.0%	$4,333	100.0%
Cost of home sales	20,800	81.7%	3,460	79.9%
Homebuilding gross margin	4,646	18.3%	873	20.1%
Add: interest in cost of home sales	438	1.7%	62	1.4%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$5,084	20.0%	$935	21.6%
Homebuilding gross margin percentage	18.3%		20.1%
Adjusted homebuilding gross margin percentage(1)	20.0%		21.6%

Land Development Adjusted Gross Margin
Land development revenue	$174	100.0%	$7,470	100.0%
Cost of land development	146	83.9%	4,580	61.3%
Land development gross margin	28	16.1%	2,890	38.7%
Add: interest in cost of land development	—	—%	2	—%
Add: Impairment and abandonment charges	33	19.0%	9	0.1%
Adjusted land development gross margin(1)	$61	35.1%	$2,901	38.8%
Land development gross margin percentage	16.1%		38.7%
Adjusted land development gross margin percentage(1)	35.1%		38.8%
* Percentages may not add due to rounding.

(1)
Consolidated adjusted gross margin percentage, homebuilding adjusted gross margin percentage and land development adjusted gross margin percentage are non-U.S. GAAP financial measures. Adjusted gross margin is defined as gross margin plus capitalized interest and impairment and abandonment charges. We use adjusted gross margin information as a supplemental measure when evaluating our operating performance.

We believe this information is meaningful, because it isolates the impact that leverage and non-cash impairment and abandonment charges have on gross margin. However, because adjusted gross margin information excludes interest expense and impairment and abandonment charges, all of which have real economic effects and could materially impact our results, the utility of adjusted gross margin information as a measure of our operating performance is limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. The table above provides a reconciliation of adjusted gross margin numbers to the most comparable U.S. GAAP financial measure.

The decrease in our homebuilding gross margin percentage was primarily due to increased cost of sales-homebuilding during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increased cost of sales-homebuilding during the three month period in 2014 over the prior period was primarily attributable to a higher cost basis in the homes we sold during the 2014 period and higher interest costs. With the exclusion of the interest costs in the adjusted gross margin percentage, the decrease in the gross margin percentage over the comparable period last year was not as significant.

The decrease in our land development gross margin percentage for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to increased cost of land development. The increased cost of sales-land development was primarily attributable to a higher cost basis in the lots we sold during the 2014 period, and to a lesser degree, a higher level of abandonment charges. With the exclusion of the interest and abandonment charges in the adjusted gross margin percentage, the decrease in the gross margin percentage over the comparable period last year was not as significant.

Sales and Marketing, and General and Administrative Expenses

We are a growing company and have increased our resources to accommodate our growth, however, we do not expect our future operating expenses to be a linear function of revenue. We believe we have the resources that may allow us to achieve operational efficiencies with future revenue growth.

Our operating expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	(In thousands)		As a percentage of Total Revenue
	2014	2013	2014	2013
Sales and marketing	$2,556	$1,132	10%	9.6%
General and administrative	6,271	3,480	24.5%	29.5%
Total sales and marketing and general and administrative	$8,827	$4,612	34.5%	39.1%

Sales and marketing expense for the three months ended March 31, 2014 increased approximately $1.4 million, or 126%, to approximately $2.6 million as compared to approximately $1.1 million for the same period in 2013. The increase in sales and marketing expenses was primarily attributable to a 333% increase in the number of homes delivered, and a 175% increase in the average number of selling communities for the three months ended March 31, 2014 as compared to the same period in 2013. These increases also led to an increase in the headcount of sales and marketing personnel. As a percentage of total revenue, sales and marketing expenses of 10.0% during the three months ended March 31, 2014, increased slightly from 9.6% for the comparable prior year period.

General and administrative (“G&A expense”) for the three months ended March 31, 2014 increased by approximately $2.8 million to $6.3 million, as compared to $3.5 million for the same period in 2013. The increase in G&A expense was largely the result of expenses associated with becoming a public company in July of 2013. Office headcount increased to 99 employees from 63 employees a year ago and stock-based compensation of approximately $1 million was recorded for the three month period ended March 31, 2014 versus zero for the comparable period in the prior year. Moreover, the three month period ended March 31, 2014, includes approximately $460,000 of non-recurring transaction costs incurred during the quarter related to acquisition of the assets of Citizens. No such expenses were incurred during the comparable period in the prior year. As a percentage of total revenue, G&A expenses decreased to 24.5% during the three month period ended March 31, 2014 as compared to 29.5% for the same period in 2013 due to a higher revenue base in 2014 relative to the increase in G&A costs.

Other Income

Other income for the three months ended March 31, 2014 increased by $34,000 to $73,000, as compared to $39,000 for the three months ended March 31, 2013, primarily due to a settlement of a surety bond claim.

Provision for Income Taxes

As a result of the analysis of all available evidence as of March 31, 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the three month period ended March 31, 2014. No provision for income taxes were contemplated for the comparable prior period ending March 31, 2013 as UCP, LLC was an entity disregarded from PICO during this pre-IPO period. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net loss for the three month period ended March 31, 2014 was $4.1 million versus a net loss of $810,000 for the comparable period last year. The net loss attributable to UCP, Inc. was $2.5 million, or $0.32 per share, for the three month period ending March 31, 2014. The entire net loss in the comparable prior year period was allocated to the non-controlling interest.

Liquidity and Capital Resources

Historically, pre-IPO, our principal uses of capital were the funding of our operating expenses, investment activities (principally acquiring and developing land, and building homes), repaying indebtedness and repaying capital contributions to PICO. Our principal sources of liquidity have been cash on hand, cash provided by operations, cash provided by financing activities (such as mortgage financing and construction and development financing) and capital contributions from PICO.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past, however, with the completion of our IPO we will no longer make repayments of member contributions to PICO. We anticipate funding future capital requirements in a manner similar to our historical funding. However, we will no longer receive additional capital contributions from PICO. As a public company, we may have access to additional forms of financing, such as proceeds from the sale of equity securities or debt securities that we have not historically used to finance our business.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At March 31, 2014	At December 31, 2013
Debt	$34,454	$30,950
Stockholders’ equity	213,836	217,716
Total capital	$248,290	$248,666
Ratio of debt-to-capital	13.9%	12.4%
Debt	$34,454	$30,950
Less: cash and cash equivalents	51,653	87,503
Cash (net debt)	—	—
Stockholders’ equity	213,836	217,716
Total capital	$213,836	$217,716
Ratio of net debt-to-capital(1)	—%	—%

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

Cash Flows - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following compares our cash flows for the three months ended March 31, 2014 to the three months ended March 31, 2013:

•
Net cash used in operating activities was $25 million higher compared to 2013. The increased net use was primarily due to a $24 million increase in real estate inventory coupled with an increase in our net loss of $2.1 million, adjusted for non-cash items, of $1.1 million during the 2014 period. The increased net cash use was partially offset by changes in other working capital accounts of $1.1 million.

•	Net cash used in investing activities was consistent period to period and related to the purchase of office and computer equipment and software.

•
Net cash provided by financing activities decreased by $9.4 million as a result of the elimination of net contributions from PICO of $8.7 million and a decrease of net borrowings in the amount of $650,000.

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

As of March 31, 2014, we had outstanding $2.5 million of cash deposits pertaining to purchase contracts for 3,656 lots with an aggregate remaining purchase price of approximately $71 million net of deposits.

Our use of contracts providing us an option to purchase land depends on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions, and local market dynamics.

As of March 31, 2014, there was $34.5 million of outstanding principal balances on our various loan facilities. We had $35.3 million of availability under our secured revolving credit facilities subject to the borrowing base terms set forth in each of our secured revolving credit facilities. For additional information, see Note 6, “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Inflation

Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to home buyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices. Additionally, rising mortgage rates may result in a decrease in the number of homes we sell and a reduction in selling prices.

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

Recent Accounting Pronouncements

See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this report regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the three months ended March 31, 2014. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation; however, the nature of our business exposes us to the risk of claims and litigation in the normal course of business. Other than routine litigation arising in the normal course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. Although we are not currently involved in any material litigation, legal proceedings, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 9, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 1A . Risk Factors

Please see below an update to risk factors affecting our business in addition to those presented in our Annual Report on Form 10-K Part I, Item IA, for the year ended December 31, 2013. Except for the update below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the year ended December 31, 2013.

We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements which apply to any given site vary according to multiple factors, including the site’s location, its environmental conditions, the current and former uses of the site, the presence or absence of state- or federal-listed endangered or threatened plants or animals or sensitive habitats, and conditions at nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. We are also subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations governing the permits and other approvals for our projects and operations. Sometimes regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.
In addition, in cases where a state-listed or federally-listed endangered or threatened species is involved and related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on, or the prohibition of, development and building activity in identified environmentally sensitive areas. For example, the state- and federally-listed California Tiger Salamander may be present at our East Garrison property. The U.S. Fish and Wildlife Service (“USFWS”) granted permission to take the salamander as a matter of federal law in October 2005. California, however, did not list this salamander, as a state -threatened species until 2010. We are currently implementing ongoing management measures for the California Tiger Salamander pursuant to agreements with, and in accordance with an incidental take authorization from, the USFWS. Subsequent to the state listing, we filed a permit application with the California Department of Fish & Wildlife with respect to management of the California Tiger Salamander. There can be no assurance as to whether or when the California Department of Fish & Wildlife will issue the requested incidental take permit, or whether any permit terms will be unexpectedly restrictive or costly, conflict with any existing agreement with the USFWS, result in project delays or require changes to existing development or building plans.
We also own and are developing a project in Washington State known as the Preserve at Tumwater Place (the “Preserve”). We currently expect the Preserve to have approximately 544 lots, consisting of approximately 188 lots in Divisions 1 and 2, and 356 lots in Divisions 2, 3 and 4. The preliminary residential subdivision was approved by the City of Tumwater and the Washington State Department of Fish and Wildlife based, in part, on an approved Habitat Protection Plan for the Mazama pocket gopher. Based on that plan, the Preserve contains a 25-acre, on-site habitat preservation area for the gopher. The Preserve has recorded a final subdivision for Division 1. We have obtained building permits from the City of Tumwater for some of the Division 1 lots and are currently building single family homes for sale therein.
Since these approvals, the USFWS adopted a final rule listing gopher as “threatened” under the federal Endangered Species Act and designated certain areas of Washington State, including land in close proximity to the Preserve, as critical habitat for the gopher. The listing is broad and applies to areas near critical habitat area, including areas where the gopher may not be present. At this time, the USFWS has not provided guidance as to how USFWS intends to address ongoing development in light of the rule. However, USFWS has indicated that existing set-asides created under state and local authorities, such as the on-site habitat preservation area that we have previously established at the Preserve, may not provide sufficient mitigation for the take of the gopher as a matter of federal law. Accordingly, it is likely that we will be required to implement additional restrictions and requirements at the Preserve. Any such restrictions or requirements could cause us to incur increased expense at the Preserve or delay or limit our activities there.
We intend to continue to construct homes on Divisions 1 and 2 of the Preserve and are in the process of seeking infrastructure permits for Division 3 of the Preserve. We have been advised that the City of Tumwater intends to continue to issue building permits for the Preserve, however, it is possible that it may suspend issuing such permits in light of the recent USFWS action. Due to the foregoing, it is possible that our development activity at the Preserve could be delayed, halted or limited, and that we may incur additional expenses in connection with our activities at the Preserve. In addition, there a risk of litigation by the federal government or private litigants due to our ongoing development activities at the Preserve in the absence of additional guidance or approval from the USFWS. We continue our efforts to seek further guidance from USFWS and the City of Tumwater in light of the listing decision, however we can provide no assurance as to the timing of receipt of any such guidance or its impact on our activities at the Preserve.

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

We used the net proceeds from the offering to purchase 7,750,000 newly-issued UCP, LLC Series B Units. As of March 31, 2014, UCP, LLC had used approximately $36.5 million of the net proceeds from the IPO for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes. UCP, LLC intends to use the remaining net proceeds from the IPO for similar purposes. Pending these uses, these proceeds are currently held in various demand deposit accounts.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of UCP, Inc., dated July 17, 2013
3.2	Amended and Restated Bylaws of UCP, Inc., dated July 17, 2013
4.1	Investor Rights Agreement, dated July 23, 2013, between PICO Holdings, Inc. and UCP, Inc.
10.1	UCP, Inc. 2013 Long-Term Incentive Plan
10.2	Registration Rights Agreement, dated July 23, 2013, between UCP, Inc. and PICO Holdings, Inc.
10.3	Employment Agreement, dated July 23, 2013, between UCP, Inc. and Dustin L. Bogue
10.4	Employment Agreement, dated July 23, 2013, between UCP, Inc. and William J. La Herran
10.5	Employment Agreement, dated July 23, 2013, between UCP, Inc. and James W. Fletcher
10.6	Transition Services Agreement, dated July 23, 2013, between PICO Holdings, Inc. and UCP, Inc.
10.7	Tax Receivable Agreement, dated July 23, 2013, among UCP, Inc., UCP, LLC and PICO Holdings, Inc.
10.8	Exchange Agreement, dated July 23, 2013, among UCP, Inc., UCP, LLC and PICO Holdings, Inc.
10.9	Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC, effective as of July 23, 2013
10.10	Purchase and Sale Agreement, dated as of March 25, 2014, between UCP, LLC and Citzens Homes, Inc.
10.11	Form of UCP, Inc. Incentive Stock Option Award
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

32.1	Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William J. La Herran, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Label Linkbase Document
101.LAB†	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

UCP, Inc.

Date:	May 9, 2014	By:	/s/	William J. La Herran
William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)