Form 10-Q
period 2014-06-30
UCP, Inc.
filed 2014-08-11
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Yes ☐ No ☒
On August 7, 2014, the registrant had 7,922,216 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three and Six Months Ended June 30, 2014

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$39,171	$87,503
Restricted cash	250	—
Real estate inventories	238,795	176,848
Fixed assets, net	1,383	1,028
Intangible assets, net	708	—
Goodwill	4,993	—
Receivables	692	785
Other assets	3,953	1,156
Total assets	$289,945	$267,320

Liabilities and equity:
Accounts payable and accrued liabilities	$26,820	$18,654
Debt	46,858	30,950
Total liabilities	73,678	49,604

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,835,562 issued and outstanding at June 30, 2014 and 7,750,000 issued and outstanding at December 31, 2013	78	78
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	93,816	93,117
Accumulated deficit	(4,258)	(1,941)
Total UCP, Inc. stockholders’ equity	89,636	91,254
Noncontrolling interest	126,631	126,462
Total stockholders’ equity	216,267	217,716
Total liabilities and equity	$289,945	$267,320

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE:
Homebuilding	$50,010	$20,907	$75,456	$25,240
Land development	12,075	6,815	12,249	14,285
Other revenue	1,518	—	1,518	—
Total revenue	63,603	27,722	89,223	39,525

COSTS AND EXPENSES:
Cost of sales - homebuilding	41,076	16,482	61,876	19,942
Cost of sales - land development	9,241	5,136	9,387	9,716
Cost of sales - other revenue	1,329	—	1,329	—
Sales and marketing	3,765	2,099	6,321	3,231
General and administrative	6,909	5,326	13,180	8,806
Total costs and expenses	62,320	29,043	92,093	41,695
Income (loss) from operations	1,283	(1,321)	(2,870)	(2,170)
Other income, net	13	224	86	263
Net income (loss) before income taxes	1,296	(1,097)	(2,784)	(1,907)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,296	$(1,097)	$(2,784)	$(1,907)
Net income (loss) attributable to noncontrolling interest	$1,117	$(1,097)	$(467)	$(1,907)
Net income (loss) attributable to stockholders of UCP, Inc.	179	—	(2,317)	—
Other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive income (loss)	$1,296	$(1,097)	$(2,784)	$(1,907)
Comprehensive income (loss) attributable to noncontrolling interest	$1,117	$(1,097)	$(467)	$(1,907)
Comprehensive income (loss) attributable to stockholders of UCP, Inc.	$179	$—	$(2,317)	$—

Earnings (loss) per share:
Basic	$0.02	$—	$(0.30)	$—
Diluted	$0.02	$—	$(0.30)	$—

Number of shares used in per share calculations:
Basic	7,835,562	—	7,827,999	—
Diluted	7,922,644	—	7,827,999	—

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except shares and per share data)

	Members' equity	Shares of common stock outstanding		Common stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total stockholders’ equity
		Class A	Class B	Class A	Class B
Balance at December 31, 2013	$—	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716
Class A - issuance of common stock		85,562		—		(460)		(354)	(814)
Stock-based compensation expense						1,159		990	2,149
Net loss							(2,317)	(467)	(2,784)
Balance at June 30, 2014	$—	7,835,562	100	$78	$—	$93,816	$(4,258)	$126,631	$216,267

Balance at December 31, 2012	$102,315								$102,315
Member contribution	33,956								33,956
Repayments of member contributions	(25,598)								(25,598)
Net loss, pre IPO	(1,907)								(1,907)
Balance at June 30, 2013	$108,766	$—	$—	$—	$—	$—	$—	$—	$108,766

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(2,784)	$(1,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,149	—
Abandonment of real estate inventories	173	12
Depreciation and amortization	268	113
Changes in operating assets and liabilities:
Real estate inventories	(48,147)	(17,790)
Receivables	155	—
Other assets	(2,362)	(2,040)
Accounts payable and accrued liabilities	1,915	5,555
Net cash used in operating activities	(48,633)	(16,057)
Investing activities:
Purchases of fixed assets	(536)	(293)
Citizens acquisition	(14,006)	—
Restricted cash	(250)	—
Net cash used in investing activities	(14,792)	(293)
Financing activities:
Cash contributions from member	—	33,956
Repayments of member contributions	—	(25,598)
Proceeds from debt	37,017	10,011
Repayment of debt	(21,110)	(10,555)
Repurchase of Class A common stock for settlement of employee withholding taxes	(814)	—
Net cash provided by financing activities	15,093	7,814
Net decrease in cash and cash equivalents	(48,332)	(8,536)
Cash and cash equivalents – beginning of period	87,503	10,324
Cash and cash equivalents – end of period	$39,171	$1,788

Supplemental disclosure of cash flow information:
Debt incurred to acquire real estate inventories	$—	$4,691
Accrued offering costs	$—	$1,678
Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$141	$—
Fair value of assets acquired from the acquisition of business	$20,258
Cash paid for the acquisition of business	$(14,006)	$—
Contingent consideration and liabilities assumed from the acquisition of business	$6,252	$—

Issuance of Class A common stock for vested restricted stock units	$2,074	$—

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

Business Description and Organizational Structure of the Company:

Company’s Business
The Company is a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina, and Tennessee.

Company’s History

The Company’s operations began in 2004, and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In January 2008, the Company’s business was acquired by PICO Holdings, Inc. (“PICO”), a NASDAQ -listed, diversified holding company, which allowed the Company to accelerate the development of its business with a capital partner capable of funding its growth. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. On April 10, 2014, the Company completed the acquisition of the assets of Citizens Homes, Inc.’s (the “Citizens Acquisition”), in order to position the Company to expand its operations into markets located in North Carolina, South Carolina and Tennessee.

Company’s Reorganization and the IPO

Historically, we operated our business through UCP, LLC and its subsidiaries, which, prior to our IPO, were indirect wholly owned subsidiaries of PICO. In anticipation of our IPO, UCP, Inc. was incorporated in the State of Delaware on May 7, 2013, as a wholly~~-~~ owned subsidiary of PICO. UCP, Inc. is a holding company, whose principal asset is its interest in UCP, LLC. As of June 30, 2014, UCP, Inc. held a 42.5% economic interest in UCP, LLC and PICO held the remaining 57.5% economic interest in UCP, LLC.
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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, the Company has taken advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. These exemptions will apply until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, although we may lose our status as an emerging growth company and the related exemptions earlier upon the occurrence of certain events.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2014 and December 31, 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

Prior to the IPO, we were a wholly owned subsidiary of PICO. In addition, as of June 30, 2014, PICO holds an economic and voting interest in our Company equal to approximately 57.5%. In connection with the IPO, the Company entered into the Exchange Agreement, Investor Rights Agreement, Tax Receivable Agreement, (“TRA”) and Transition Services Agreement, (“TSA”) with PICO. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement. In connection with the IPO, the amendment and restatement of UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was approved by PICO, the sole member of UCP, LLC prior to completion of the IPO.

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

Cash and Cash Equivalents and Restricted Cash:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Our cash items that are restricted as to withdrawal or usage include deposits of $250,000 and $0 as of June 30, 2014 and December 31, 2013, respectively. The balance as of June 30, 2014 was related to funds deposited with financial institutions as collateral for credit card agreements.

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

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales-homebuilding includes the allocation of construction costs of each home and all applicable land acquisition, real estate development, capitalized interest, and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Cost of sales-land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes. Abandonment charges during the three months ended June 30, 2014 and 2013 were $140,000 and $3,000, respectively, and were $173,000 and $12,000 during the six months ended June 30, 2014 and 2013, respectively. Abandonment charges are included in cost of sales in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after due diligence. Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case real estate inventories are written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. At June 30, 2014 and December 31, 2013, the Company had real estate inventories of $23.7 million and $8.6 million, respectively, classified as held for sale.

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

If events or circumstances indicate that the carrying amount is impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales. No such losses were recorded during the three and six months ended June 30, 2014 and 2013.

Purchase Accounting
When acquiring a business, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result our pre-acquisition due diligence and its marketing and housing activities.

Goodwill and Other Intangible Assets:

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual purchase price recorded as goodwill. The determination of the value of the assets acquired and liabilities assumed involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Acquired intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated remaining useful lives, ranging from six months to five years, or added to the value of the land when an option intangible is used to purchase the related land, or expensed in the period when the option is cancelled. Acquired intangible assets with contractual terms are generally amortized over their respective contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed for the intangible assets. Goodwill is not amortized, but is evaluated annually for impairment, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. As of June 30, 2014, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014. See Note 5 “Acquisition” for further discussion of intangible assets.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computer software and hardware are depreciated over three years, office furniture and fixtures are depreciated over seven years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Depreciation expense is included in general and administrative expenses, and gains or losses on the sale of fixed assets are included in other income in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Receivables:

Receivables include amounts due from buyers for homes sold on the last day of the month and from utility companies for reimbursement of costs. At June 30, 2014 and December 31, 2013, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	June 30, 2014	December 31, 2013
Customer deposits in escrow	$621	$350
Prepaid expenses	2,707	441
Other deposits	625	365
	$3,953	$1,156

Homebuilding, Land Development Sales and other revenues and Profit Recognition:

In accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 360 - Property, Plant, and Equipment, revenue from home sales and other real estate sales are recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement with the sold asset. The Company does not offer financing to buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales at the closing date, which is dependent on an allocation of costs.

In addition to homebuilding and land development, with the completion of the Citizens Acquisition, the Company now enters into construction management agreements to provide construction services which is included in other revenues, whereby the Company builds homes on behalf of property owners. The property owners fund all project costs incurred by the Company to build the homes. The Company primarily enters into “cost plus fee” contracts where it charges property owners for all direct and indirect costs plus a negotiated management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the property owners. In accordance with ASC Topic 605, Revenue Recognition, revenues from construction management services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are included in the Company’s cost of revenue.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award adjusted for estimated forfeitures and is recognized as expense over the period in which the stock based compensation vests.

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

A summary of changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warranty reserves, beginning of period	$694	$162	$608	$141
Warranty reserves accrued	361	147	491	170
Warranty expenditures	(31)	(4)	(75)	(6)
Warranty reserves, end of period	$1,024	$305	$1,024	$305

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

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at June 30, 2014 or December 31, 2013.

Price Participation Interests:

Certain land purchase contracts and other agreements include provisions for additional payments to the sellers. These additional payments are contingent on certain future outcomes, such as, selling homes above a certain preset price or achieving an internal rate of return above a certain preset level. These additional payments, if triggered, are accounted for as cost of sales when they become due, however, they are neither fully determinable, nor due, until the transfer of title to the buyer is complete. Accordingly, no liability is recorded until the sale is complete.

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

As a result of the analysis of all available evidence as of June 30, 2014 and December 31, 2013, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three or six month period ended June 30, 2014 or for the comparable periods in the prior year. If the Company’s assumptions change and the Company believes it will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

Noncontrolling Interest:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying condensed consolidated financial statements.  In the condensed consolidated statements of operations and comprehensive income (loss), the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.  For the three and six months ended June 30, 2014, the noncontrolling interest reported in the condensed consolidated statement of operations and comprehensive income (loss) includes PICO’s share of approximately 57.5% of the income (loss) related to UCP, LLC adjusted for $647,000 and $2.0 million of general and administrative expenses not allocable to the noncontrolling interest. The noncontrolling interest reported in the condensed consolidated statement of operations and comprehensive income (loss) was  100% prior to the completion of the IPO for the three and six months periods ended June 30, 2013 - see Note 12 - “Noncontrolling Interest”.

Recently Issued Accounting Standards:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

2.    Income (Loss) per share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income/ (loss) attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings or loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the treasury stock method. 87,082 incremental common stock equivalents were included in calculating diluted earnings per share for the three months ended June 30, 2014. No incremental common stock equivalents were included in calculating diluted earnings per share for the six months ended June 30, 2014 because such amounts were anti-dilutive given the net loss attributable to UCP, Inc.’s stockholders for the six months ended June 30, 2014.

All losses prior to and up to the IPO were entirely allocable to noncontrolling interest. Consequently, only the loss allocable to UCP, Inc. is included in the net loss attributable to the holders of Class A common stock for the three and six months ended June 30, 2014. Basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2014 have been computed as follows (in thousands, except share and per share amounts):

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014

Numerator
Net income (loss) attributable to stockholders of UCP, Inc.	$179	$(2,317)

Denominator
Weighted average shares of Class A common stock outstanding - basic	7,835,562	7,827,999

Effect of dilutive securities:
Restricted stock units	87,082	—
Stock options	—	—
Total shares for purpose of calculating diluted net income (loss) per share	7,922,644	7,827,999

Earnings (loss) per share:
Net income (loss) per share of Class A common stock - basic	$0.02	$(0.30)
Net income (loss) per share of Class A common stock - diluted	$0.02	$(0.30)

The following potential common shares were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:
	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Restricted stock units	267,683	332,976
Stock options	166,081	113,779

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deposits and pre-acquisition costs	$4,923	$4,517
Land held and land under development	150,394	117,808
Homes completed or under construction	73,172	46,639
Model homes	10,306	7,884
	$238,795	$176,848

Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of June 30, 2014, the Company had $4.2 million of deposits pertaining to land purchase contracts for 1,056 lots with an aggregate purchase price of approximately $98.6 million.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales as related sales are recognized. For the three months ended June 30, 2014 and 2013 interest incurred was $467,000 and $624,000, respectively, and for the six months ended June 30, 2014 and 2013 interest incurred was $877,000 and $1.3 million, respectively. Interest was fully capitalized in each respective period. Amounts of interest expense capitalized to home inventory and land inventory were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense capitalized as cost of home inventory	$412	$490	$760	$887
Interest expense capitalized as cost of land inventory	55	134	117	403
Total interest expense capitalized	467	624	877	1,290
Previously capitalized interest expense included in cost of sales - homebuilding	(1,035)	(296)	(1,473)	(358)
Previously capitalized interest expense included in cost of sales - land development	(3)	(5)	(3)	(7)
Net activity of capitalized interest	(571)	323	(599)	925
Capitalized interest expense in beginning inventory	6,310	5,222	6,338	4,620
Capitalized interest expense in ending inventory	$5,739	$5,545	$5,739	$5,545

4.    Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer hardware and software	$1,069	$1,118
Office furniture, equipment and leasehold improvements	926	337
Vehicles	78	79
	2,073	1,534
Accumulated depreciation	(690)	(506)
Fixed assets, net	$1,383	$1,028

Depreciation expense for the three months ended June 30, 2014 and 2013 was $97,000 and $62,000, respectively, and for the six months ended June 30, 2014 and 2013 was $184,000 and $113,000, respectively, and is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

5. Acquisition

On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens Homes, Inc (“Citizens”) used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, pursuant to a Purchase and Sale Agreement, dated March 25, 2014 between UCP, LLC and Citizens. Accordingly, the results of Citizens are included in the Company’s condensed consolidated financial statements from the date of the acquisition. For the period from April 10, 2014 to June 30, 2014, the revenues and net income attributable to Citizens were $10.2 million and $85,000, respectively. This net income does not include any allocation of corporate costs. The Citizens Acquisition provides increased scale and presence in established markets with immediate revenue opportunities through an established backlog. Additional synergies are expected in the areas of purchasing leverage and integrating the best practices in operational effectiveness.

The Citizens Acquisition was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. The total purchase price of the assets acquired and assumed liabilities included; real estate inventory, architectural plans, deposits, trade name and land option intangibles, fixed assets, and accounts payable. The acquisition date estimated fair value of the consideration transferred totaled $18.7 million, which consisted of the following (in thousands):

Cash	$14,006
Contingent consideration	4,644
Total	$18,650

The contingent consideration arrangement requires the Company to pay up to a maximum of $6.0 million of additional consideration based upon the newly acquired Citizens’ business achievement of various pre-tax net income performance milestones (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6.0 million. The estimated fair value of the contingent consideration of $4.6 million was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The fair value of the contingent consideration was then estimated to be the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) the Company’s credit spread. The risk adjusted discount rate for adjusted net income was 15.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 15.8% to 17% over the contingent consideration period. The Company’s volatility rate of 28.2% and a credit spread of 3.11% were applied to forecast adjusted net income over the contingent consideration period.

The following table summarizes the calculation of the preliminary estimated fair value of the assets and liabilities assumed at the acquisition date (in thousands):

Assets acquired
Accounts receivable	$62
Prepaids and other current assets	409
Real estate inventories	13,832
Deposits	26
Fixed assets	3
Architectural plans	170
Trademark/Trade name	180
Land options	583
Total assets acquired	$15,265
Liabilities assumed
Customer deposits	$(27)
Deferred revenue	(111)
Accounts payable	(1,470)
Total liabilities assumed	(1,608)

Total net identifiable assets acquired	13,657
Goodwill	4,993
Total estimated fair value	$18,650

The acquired assets and assumed liabilities were recorded by the Company at their initial estimated fair values. The Company estimated fair values with the assistance of preliminary appraisals or valuations performed by independent third party specialists, discounted cash flow analysis, and other estimates made by management. To the extent the consideration transferred exceeded the fair value of net assets acquired, such excess was assigned to goodwill.
Accounts receivables, other assets, fixed assets and accounts payable, and accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities in accordance with ASC 805.

The Company determined the fair value of real estate inventory on a lot-by-lot basis primarily using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average home selling prices and sales incentives, expected sales pace and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs.
The following table outlines the key assumptions used to determine the fair value of real estate inventory.

Real Estate Inventories - Methodology and Significant Input Assumptions

Method	Home comparable sales and discounted cash flow models
Home comparable range of base price per square foot	$ 77- $118 per square foot
Average discount rate applied	15%
Range of builder profit margin	18-24%
Builder profit margin applied	20%

The fair values for acquired intangible assets were estimated based on preliminary valuations performed by independent valuation specialists. The $170,000 of intangible architectural plan assets will generally be amortized over five years and $180,000 of trademark and trade name intangibles will be amortized over a six month period. The $583,000 of land option intangibles will be added to the value of the land when the option is used to purchase the related land. A land option intangible if cancelled will be expensed in the period in which such option is cancelled.
As of the acquisition date, goodwill largely consisted of the expected economic value attributable to the assembled workforce relating to Citizens Acquisition as well as estimated economic value attributable to expected synergies resulting from the acquisition.
The Company has presented its preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Citizens Acquisition as of June 30, 2014. The Company is in the process of finalizing its review and evaluation of the appraisal and related valuation assumptions supporting its fair value estimates for all of the assets acquired and liabilities assumed in the Citizens Acquisition and, therefore, the estimates used herein are subject to change. This may result in adjustments to the values presented above for assets and liabilities and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

Acquisition related costs directly related to the Citizens Acquisition, totaled approximately $180,000 and $640,000 for the three and six months ended June 30, 2014, respectively, are included in the condensed consolidated statements of operations and comprehensive income (loss) within general and administrative expenses. Such costs were expensed in the period incurred.
Three of the former employees of Citizens who have joined the Company have minority interests in land and general contracting operations that are either under option or contract with Citizens which were disclosed, and approved by the Company as part of the Citizens acquisition.

Pro Forma Financial Information
The pro forma financial information in the table below summarizes the results of operations for UCP as though the Citizens Acquisition was completed as of January 1, 2013. The pro forma financial information for all periods presented includes additional amortization charges from acquired intangible assets (certain of which are preliminary). The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired in the Citizens Acquisition, or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired real estate inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.
The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2013, or indicative of the results that will be attained in the future.

(In thousands, except shares and per share data)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total revenues	$64,328	$36,038	$99,825	$55,117
Comprehensive income (loss)	$1,186	$(1,401)	$(2,465)	$(2,964)
Comprehensive income (loss) attributable to stockholders of UCP, Inc.	$169	—	$(2,146)	—
Net income (loss) per share - basic	$0.02		$(0.27)
Net income (loss) per share - diluted	$0.02		$(0.27)

Pro forma earnings for the three and six month periods ended June 30, 2014, were adjusted to exclude approximately $180,000 and $640,000 of acquisition-related costs incurred in the three and six month period ended June 30, 2014, respectively.

Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization(Use)	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization (Use)	Net Carrying Value
Architectural plans	$170	$(8)	$162	$—	$—	$—
Land option	583	(141)	442	—	—	—
Trademarks and trade names	180	(76)	104	—	—	—
	$933	$(225)	$708	$—	$—	$—

Amortization expense for the three months ended June 30, 2014 and 2013 related to the architectural and trademarks and trade name intangibles was $84,000 and $0, respectively, and for the six months ended June 30, 2014 and 2013 was $84,000 and $0, respectively. The weighted average amortization period related to the architectural and trademarks and trade name intangibles is approximately 2.7 years. Amortization expense is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Additionally, $141,000 and $0 land options were used to purchase land and were capitalized during the three and six months ended June 30, 2014 and 2013, respectively. Future estimated amortization expense on the intangible assets over the next five years is as follows (in thousands):

December 31,
Remainder 2014	$122
2015	34
2016	34
2017	34
2018	34
2019	8
Total	$266

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued expenses	$19,220	$14,162
Contingent consideration for acquisition	4,644	—
Accounts payable	922	2,118
Accrued payroll liabilities	1,010	1,766
Warranty reserves (Note 1)	1,024	608
	$26,820	$18,654

7.    Debt

The Company enters into acquisition, construction and development loans to purchase and develop real estate inventories and for the construction of homes, which are secured by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition indebtedness matures at various dates, but is generally repaid when lots are released from the loans based upon a specific release price, as defined in each loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each loan agreement. Certain of the construction and development loans include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2014 and December 31, 2013, the lenders have not requested, and the Company has not obtained, any such appraisals. As of June 30, 2014 and December 31, 2013, the Company had approximately $80.5 million and $56.4 million of aggregate loan commitments and approximately $33.6 million and $25.4 million of unused loan commitments respectively. At June 30, 2014 and December 31, 2013, the weighted average interest rate on the Company’s outstanding debt was 4.3% and 4.7%, respectively. Interest rates charged under variable rate debt are based on either a prime rate index plus 1.75% or LIBOR plus 3.75% to 4.0%.

Debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquisition Debt:
Variable Interest Rate:
Interest rates of 3.94% to 4.19%, payments due through 2014	$1,348	$1,830
Interest rate of 3.94%, payments due through 2015	559	1,591
Interest rate of 3.94%, payments due through 2016	5,427	—
Fixed Interest Rate:
Interest rate of 5%, payments due through 2014	—	425
Interest rate of 5%, payments due through 2015	1,962	5,048
Interest rate of 6.5%, payments due through 2036	—	548
Interest rate of 10%, payments due through 2017	1,604	1,604
Total acquisition debt	10,900	11,046
Construction and Development Debt:
Variable Interest Rate:
Interest rate of 3.94%, payments due through 2014	1,237	1,705
Interest rate of 3.94%, payments due through 2015	22,324	12,181
Interest rate of 3.94%, payments due through 2016	6,747	—
Interest rate of 5%, payments due through 2015	4,578	6,018
Interest rate of 5.5%, payments due from 2016	1,072	—
Total construction and development debt	35,958	19,904
Total debt	$46,858	$30,950

At June 30, 2014, principal maturities of loans payable for the years ending December 31 are as follows (in thousands):

2014	$2,586
2015	29,422
2016	13,246
2017	1,604
2018	—
Thereafter	—
Total	$46,858

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

As of June 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2014 and for the year ended December 31, 2013.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$46,858	$47,821	$30,950	$32,044

Estimated Fair Value of Contingent Consideration

The contingent consideration arrangement for Citizens requires the Company to pay up to a maximum of $6.0 million of additional consideration based achievement of performance milestones over a five year period. The estimated fair value of the contingent consideration of $4.6 million was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones.

Non-Financial Fair Value Measurements:

Non-financial assets and liabilities include items such as real estate inventories and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. Other than the acquisition related fair-value measurements, there were no non-financial fair value measurements during the six months ended June 30, 2014 and for the year ended December 31, 2013, and no transfers between fair value hierarchy levels.

9.    Stock Based Compensation

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

The number of shares of the Company’s Class A common stock authorized under the LTIP was 1,834,300 shares. To the extent that shares of the Company’s Class A common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of the Company’s Class A common stock generally shall again be available under the LTIP, subject to certain exceptions. As of June 30, 2014, 1,171,325 shares were available for issuance under the LTIP.

On February 26, 2014, the Company granted an aggregate of 58,334 restricted stock units (“RSUs”) and 166,081 stock options (“Options”) under the LTIP to certain of its executive employees. The RSUs and Options granted were subject to the following vesting schedule: a) 10% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. In April 2014, 8,227 RSUs were issued to certain directors of the Company and will vest on the first anniversary of the grant date. No RSUs or Options vested or were forfeited during the three or six months ended June 30, 2014.

During the three and six months ended June 30, 2014, the Company recognized $1.1 million and $2.1 million of stock based compensation expense respectively, which was included in general and administrative expenses in the accompanying condensed consolidated statement of operations and other comprehensive income (loss). No stock based compensation awards were outstanding as of June 30, 2013, accordingly, no stock based compensation expense was recognized during the three and six months ended June 30, 2013.

The following table summarizes the Options activity for the six months ended June 30, 2014:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2013	—	—	—	—
Options granted	166,081	$16.20	9.7	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at June 30, 2014	166,081	$16.20	9.7	—

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of June 30, 2014 was $13.67 per share.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of Options granted during the first quarter ended March 31, 2014 were as follows:

Expected term	6.5 years
Expected volatility %	53.46%
Risk free interest rate %	1.81%
Dividend yield %	—%

No Options were granted during the three month period ended June 30, 2014. Options vested and exercisable as of June 30, 2014 were zero.

The following table summarizes the non-vested RSU activity for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs at December 31, 2013	289,555	$15.00
Granted	66,561	$16.00
Vested	—	—
Forfeited	—	—
Non-vested RSUs at June 30, 2014	356,116	$15.19

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $4.4 million (net of estimated forfeitures) as of June 30, 2014; approximately $3.2 million of the unrecognized compensation costs related to RSUs and $1.2 million related to stock options. The expense is expected to be recognized over 1.7 years for the RSUs and 3.7 years for the Options.

10.    Commitments and Contingencies

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At June 30, 2014 and December 31, 2013, the Company did not have any accruals for asserted or unasserted matters.

The Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that we are developing in Washington State. Recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded at June 30, 2014. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $18.5 million and $10.3 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2019. Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2014	$550
2015	1,013
2016	754
2017	737
2018	645
Thereafter	174
Total	$3,873

11.    Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and land development. The Company’s homebuilding operations construct and sell single-family homes, in California, Washington State, North Carolina, South Carolina and Tennessee. The homebuilding reportable segment includes real estate with similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The land development reportable segment develops and sells lots, primarily in California, and includes real estate with similar economic characteristics, including similar historical and expected future long-term gross margin percentages, similar product types, production processes and methods of distribution. The reportable segments follow the same accounting policies as the condensed consolidated financial statements described in Note 1. Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments was as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets
Homebuilding	$172,317	$108,594
Land development	66,478	68,254
Corporate and other assets	51,150	90,472
Total	$289,945	$267,320

Corporate and other assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of each of the two segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Homebuilding	$50,010	$20,907	$75,456	$25,240
Land development	12,075	6,815	12,249	14,285
Non segment	1,518	—	1,518	—
Total	63,603	27,722	89,223	39,525
Gross margin
Homebuilding	8,934	4,425	13,580	5,298
Land development	2,834	1,679	2,862	4,569
Non segment	189	—	189	—
Total	11,957	6,104	16,631	9,867

Sales and marketing	3,765	2,099	6,321	3,231
General and administrative	6,909	5,326	13,180	8,806
Other income	13	224	86	263
Net income (loss) before income taxes	$1,296	$(1,097)	$(2,784)	$(1,907)

 Non segment revenue and gross margin is related to construction management services provided by the Company and is not attributable to the operations of homebuilding and land development segments.

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

12.    Noncontrolling interest

Prior to the completion of the IPO and related transactions on July 23, 2013, UCP, LLC was a wholly owned subsidiary of PICO. Subsequent to the IPO and related transaction, as of the June 30, 2014, the Company holds a 42.5% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost. As of June 30, 2014, the noncontrolling interest balance is $126.6 million as compared to $126.5 million as of December 31, 2013.

The carrying value and ending balance at June 30, 2014 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of noncontrolling interest at December 31, 2013	$126,462
Loss attributable to noncontrolling interest	(467)
Stock-based compensation related to noncontrolling interest	990
Stock issuance related to noncontrolling interest	(354)
Ending balance of noncontrolling interest at June 30, 2014	$126,631

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

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013and in this Quarterly Report on Form 10-Q. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

Overview

We are a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina, and Tennessee. As of June 30, 2014, we owned or controlled (through executed purchase contracts) a total of approximately 4,233 residential lots in California, approximately 825 lots in the Puget Sound area of Washington State, 319 lots in North Carolina, 141 lots in South Carolina and 177 lots in Tennessee. As of June 30, 2014, our property portfolio consisted of 87 communities in 34 cities in California, Washington State, North Carolina, South Carolina, and Tennessee. Our operations are organized into two reportable segments: homebuilding and land development.

During the three and six months ended June 30, 2014, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability and improving employment. We believe that during the prior year, the broader housing market was adversely affected by interest rate volatility and the partial federal government shutdown and the events leading up to it. Additionally, we believe that seasonal factors affected the broader housing market as well as our markets (see “Seasonality” below). Individual markets continue to experience varying results, as local home inventories, home affordability, and employment factors strongly influence each local market.

Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, home affordability, interest rates and home prices have a particularly significant impact. We expect that these factors will have an impact on our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses.

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

Our operations for the three months ended June 30, 2014 reflect our continued emphasis on our homebuilding segment and the results from our newly acquired operations in the South East encompassing North Carolina , South Carolina, and Tennessee stemming from the Citizens Acquisition, which was completed on April 10, 2014. As a result of these factors, the number of average selling communities during the three month period increased from seven to twenty seven, driving a $29.1 million, or 139%, increase in our homebuilding revenue when compared to the three month period ended June 30, 2013. Our homebuilding backlog at June 30, 2014 of $39.7 million was $13.1 million higher than the $26.7 million backlog at June 30, 2013. We delivered 138 homes during the second quarter of 2014, as compared to 57 homes during the same period in 2013, and our average selling price of homes increased to approximately $362,000 during the second quarter of 2014 as compared to approximately $367,000 during the second quarter of 2013. This increase in average sales price was mainly caused by the change in regional mix. Revenue from land development for the three months ended June 30, 2014 increased to $12.1 million as compared to $6.8 million during the three months ended June 30, 2013.

Our net income was $1.3 million for the three months ended June 30, 2014 as compared to a net loss of $1.1 million for the three months ended June 30, 2013. Stock based compensation expense of approximately $1.1 million and transaction expenses related to the Citizens Acquisition of $180,000 were included in our results for the three month period ended June 30, 2014. There were no stock based compensation or transaction expenses related to an acquisition for the comparable period in the prior year.

Similar to our three month results, our operations for the six months ended June 30, 2014 were primarily driven by deliberate efforts to grow our homebuilding platform and secondarily by the Citizens Acquisition. The number of average selling communities increased during the six month period from six to nineteen, resulting in a $50.2 million, or 199%, increase in our homebuilding revenue when compared to the six months ended June 30, 2013. We delivered 190 homes on a year to date basis through the second quarter of 2014 as compared to 69 homes during the same period in 2013. Revenue from land development for the six months ended June 30, 2014 decreased to $12.2 million as compared to $14.3 million for the comparable period in the prior year, mainly due to the mix of properties sold.

Our net loss was $2.8 million for the six months ended June 30, 2014 as compared to a net loss of $1.9 million for the six months ended June 30, 2013. Stock based compensation expense of approximately $2.1 million and transaction expenses related to the Citizens Acquisition of $640,000 were included in our results for the six month period ended June 30, 2014. There were no stock based compensation or transaction expenses related to an acquisition for the comparable period in the prior year.

Revenue and gross margin in our land development segment tend to be dynamic, as land development revenue tends to be driven by discrete transactions, which are motivated by numerous considerations, while revenue and gross margin in our homebuilding segment tend to be more predictable.

In addition to 113 lots acquired through the Citizens Acquisition during the three months ended June 30, 2014, we identified land investment opportunities that met our underwriting criteria and we increased our total lots owned by 496 lots. During the second quarter of 2014, we completed the Citizens Acquisition and continued to develop our business particularly in the Puget Sound area of Washington State and in our Los Angeles, Ventura, and Kern county locations in Southern California.

During the remainder of 2014, we expect to seek revenue growth from our homebuilding operations, buy and sell land, and seek operational efficiencies across all our regional operations. For our South East operations, we expect to reduce our community count, with a near term objective of increasing sales in a fewer number of communities. Our South East operations, which resulted from our April 10, 2014 Citizens Acquisition, have historically had a high community count relative to revenue, as compared to our other operations. Over the next several quarters, we expect to bring the relationship of community count and revenue at our South East operations more in line with that of the rest of our operations, which may result in reduction of our total community count for our South East operations. Additionally, we expect to continue to integrate our operations and seek to grow our presence in the South East.

Results of Operations - Three Months Ended June 30, 2014 and 2013

Consolidated Financial Data

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Revenue:
Homebuilding	$50,010	$20,907	$29,103
Land development	12,075	6,815	5,260
Other revenue	1,518	—	1,518
Total revenue	63,603	27,722	35,881
Cost of sales:
Homebuilding	41,076	16,482	24,594
Land development	9,241	5,136	4,105
Other cost of revenue	1,329	—	1,329
Gross margin	11,957	6,104	5,853
Expenses:
Sales and marketing	3,765	2,099	1,666
General and administrative	6,909	5,326	1,583
Total expenses	10,674	7,425	3,249
Income (loss) from operations	1,283	(1,321)	2,604
Other income	13	224	(211)
Net income (loss)	$1,296	$(1,097)	$2,393

Select Operating Metrics

	Three Months Ended June 30,
	2014	2013	Change
Net new home orders (1)	133	59	74
Cancellation rate (2)	8.9%	4.8%	4.1%
Average selling communities during period (3)	27	7	20

	June 30,
	2014	2013	Change
Selling communities at end of period	26	9	17
Backlog (4) (in thousands)	39,734	$26,674	$13,060
Backlog (4) (units)	124	78	46
Average sales price of backlog (in thousands)	$320	$342	$(22)

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

The increase in net new home orders was primarily due to having an average of twenty-seven selling communities during the three month period ended June 30, 2014 as compared to an average of seven communities during the comparable period in 2013. The Citizens Acquisition which was completed on April 10, 2014, accounted for fifteen of these communities and was the main cause for the increase in number of average selling communities as well as for the increase in backlog to 124 units as of June 30, 2014.

We had twenty-six selling communities at June 30, 2014 as compared to nine selling communities at the end of the comparable period in 2013. Our homebuilding backlog value increased by $13.1 million, or approximately 49% to $39.7 million at June 30, 2014 as compared to $26.7 million at June 30, 2013. The net increase in backlog was largely the result of the increase in number of selling communities, which was mainly the result of Citizens Acquisition which was completed on April 10, 2014. Further, five of the active selling communities that came from the Citizens Acquisition in run off and each has fewer than ten units to sell. Consequently, the average number of selling communities in the South East may decrease throughout the year. Our cancellation rate for the three months ended June 30, 2014 was 8.9% as compared to 4.8% for the three months ended June 30, 2013. The increase was due to loan qualification difficulties of potential homebuyers.

The number of homes we sell during any quarter depends upon numerous factors and, as such, the number of home sales in any quarter is unpredictable. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Owned and Controlled Lots

As of June 30, 2014 and December 31, 2013, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,695 and 5,380 lots, respectively, as set forth in the tables below:

	As of June 30, 2014
	Owned	Controlled(1)	Total
Central Valley Area-California	1,796	—	1,796
Monterey Bay Area-California	1,477	—	1,477
South San Francisco Bay Area-California	107	462	569
Southern California	234	157	391
Puget Sound Area-Washington	825	—	825
North Carolina	154	165	319
South Carolina	1	140	141
Tennessee	45	132	177
Total	4,639	1,056	5,695

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,658	322	1,980
Monterey Bay Area-California	1,517	154	1,671
South San Francisco Bay Area-California	19	465	484
Southern California	—	251	251
Puget Sound Area-Washington	836	158	994
Total	4,030	1,350	5,380

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three months ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Homebuilding
Revenue	$50,010	$20,907	$29,103	139.2%
Homes delivered (units)	138	57	81	142.1%
Average selling price	$362	$367	$(5)	(1.4)%
Average cost of sales	$298	$289	$9	3.1%

Land development
Revenue	$12,075	$6,815	$5,260	77.2%
Lots sold (units)	149	54	95	175.9%
Average selling price	$81	$126	$(45)	(36)%
Average cost of sales	$62	$95	$(33)	(35)%

Other revenue	1,518	$—	$1,518	—%

Total revenue	$63,603	$27,722	$35,881	129.4%

Total revenue for the three months ended June 30, 2014 increased by $35.9 million, or 129.4%, to $63.6 million as compared to $27.7 million for the three months ended June 30, 2013. The increase in revenue was primarily the result of increased home deliveries during the 2014 period attributable to several factors, including an increased number of selling communities mainly due to the Citizens Acquisition and a more favorable sales pace.

Homebuilding Revenue

Revenue from homebuilding for the three months ended June 30, 2014 increased by $29.1 million, or 139.2%, to $50.0 million as compared to $20.9 million for the three months ended June 30, 2013. The increase was primarily the result of an increase in the number of homes delivered to 138 during the 2014 period, as compared to 57 homes during the 2013 period. The increase in number of homes delivered during the three months ended June 30, 2014, as compared to June 30, 2013, was partially attributable to the Citizens Acquisition, which was completed on April 10, 2014, and added 15 new selling communities to our total number of selling communities. In aggregate, the average selling price per home (ASP) during the second quarter of 2014 decreased slightly over the comparable prior year quarter offsetting some of the revenue increase. Our West Coast ASP increased to approximately $408,000 from $367,000 from the same period last year due to the regional mix of homes delivered. The ASP of our South East operations, which began with our April 10, 2014 Citizens Acquisition, was approximately $235,000 for the three months ended June 30, 2014.

Land Development Revenue

Revenue from land development for the three months ended June 30, 2014 was $12.1 million as compared to $6.8 million for the three months ended June 30 2013. We sold 69 finished lots and 50 entitled lots in California, and 30 finished lots in Washington State during the three month period ended June 30, 2014 and 54 lots during the comparable period in 2013. The increase in revenue was largely due to a greater number of lots sold during the second quarter of 2014, as compared to 2013, but was partially offset by a lower average selling price during the second quarter of 2014 as compared to the comparable period in 2013. The lower average selling price for the lots sold during the second quarter of 2014 was due to a mix of improved and unimproved parcels sold in the South San Francisco Bay Area last year; these parcels yielded relatively high revenue per lot due to the higher value of land in that market.

Other revenue

Other revenue related to construction management services provided to third parties primarily under “cost plus fee” contracts. The construction management services commenced as a result of the Citizens Acquisition, which was completed on April 10, 2014. Other revenue for the three months ended June 31, 2014 and 2013 was $1.5 million and zero, respectively.

Gross Margin and Adjusted Gross Margin

	Three Months Ended June 30,
	2014	%	2013	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$63,603	100.0%	$27,722	100.0%
Cost of sales	51,646	81.2%	21,618	78.0%
Gross margin	11,957	18.8%	6,104	22.0%
Add: interest in cost of sales	1,038	1.6%	301	1.1%
Add: impairment and abandonment charges	140	0.2%	3	—%
Adjusted gross margin(1)	$13,135	20.7%	$6,408	23.1%
Consolidated gross margin percentage	18.8%		22.0%
Consolidated adjusted gross margin percentage(1)	20.7%		23.1%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$50,010	100.0%	$20,907	100.0%
Cost of home sales	41,076	82.1%	16,482	78.8%
Homebuilding gross margin	8,934	17.9%	4,425	21.2%
Add: interest in cost of home sales	1,035	2.0%	296	1.4%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$9,969	19.9%	$4,721	22.6%
Homebuilding gross margin percentage	17.9%		21.2%
Adjusted homebuilding gross margin percentage(1)	19.9%		22.6%

Land Development Adjusted Gross Margin
Land development revenue	$12,075	100.0%	$6,815	100.0%
Cost of land development	9,241	76.5%	5,136	75.4%
Land development gross margin	2,834	23.5%	1,679	24.6%
Add: interest in cost of land development	3	—%	5	0.1%
Add: impairment and abandonment charges	140	1.2%	3	—%
Adjusted land development gross margin(1)	$2,977	24.7%	$1,687	24.8%
Land development gross margin percentage	23.5%		24.6%
Adjusted land development gross margin percentage(1)	24.7%		24.8%

Other Revenue Gross and Adjusted Margin
Revenue	$1,518	100.0%	$—	—%
Cost of revenue	1,329	87.5%	—	—%
Other revenue gross and adjusted margin	$189	12.5%	$—	—%
Other revenue gross and adjusted margin percentage	12.5%		—%
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

The decrease in our homebuilding gross margin percentage was primarily due to increased buyer incentives and interest costs during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Lower average selling prices in the current quarter in comparison with the prior year quarter also served to lower the gross margin percentage.

The decrease in our land development gross margin percentage for the three months ended June 30, 2014, as compared to the same period in 2013 was due to the mix of lots sold. The parcels sold in the comparable prior year quarter contained a mix of improved and unimproved parcels in the South San Francisco Bay Area which had a higher margin relative to those parcels sold in the current quarter. The adjusted gross margin percentage remained relatively flat over the comparable period last year given the higher relative abandonment charges to sales in the current quarter over the comparable quarter in the prior year.

The increase in our other revenue gross and adjusted margin percentages was the result of the commencement of construction management services, which began with our April 10, 2014 Citizens Acquisition.

Sales and Marketing, and General and Administrative Expenses

We are a growing company and have increased our resources to accommodate our growth, however we do not expect our future operating expenses to have a directly proportional relationship with our revenue.

Our operating expenses for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	(In thousands)		As a percentage of Total Revenue
	2014	2013	2014	2013
Sales and marketing	$3,765	$2,099	5.9%	7.6%
General and administrative	6,909	5,326	10.9%	19.2%
Total sales and marketing and general and administrative	$10,674	$7,425	16.8%	26.8%

Sales and marketing expense for the three months ended June 30, 2014 increased $1.7 million, or 79.4%, to $3.8 million, as compared to $2.1 million for the same period in 2013. The increase in sales and marketing expenses for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily attributable to a 142% increase in the number of homes delivered and to a 286% increase in the average number of selling communities. These increases also led to a higher headcount of sales and marketing personnel. As a percentage of total revenue, sales and marketing expenses decreased to 5.9% during the three months ended June 30, 2014 as compared to 7.6% for the comparable prior year period. The percentage decrease was due to a higher revenue base in 2014 relative to the increase in sales and marketing costs.

General and administrative (“G&A expense”) for the three months ended June 30, 2014 increased by $1.6 million to $6.9 million, as compared to $5.3 million for the same period in 2013. The increase in G&A expense was largely the result of expenses associated with becoming a public company in July of 2013 and increased headcount. Office headcount increased to 110 employees as of June 30, 2014 including 26 office employees associated with our Citizens Acquisition, as compared to 60 employees as of June 30, 2013. Additionally, stock-based compensation of approximately $1.1 million was recorded for the three month period ended June 30, 2014, as compared to zero for the comparable period in the prior year. Lastly, the three month period ended June 30, 2014 also included approximately $180,000 of non-recurring transaction costs related to the Citizens Acquisition. No such expenses were incurred during the comparable period in the prior year. As a percentage of total revenue, G&A expense decreased to 10.9% during the three month period ended June 30, 2014, as compared to 19.2% for the same period in 2013, due to a higher revenue base in 2014 relative to the increase in G&A expense.

Other Income

Other income for the three months ended June 30, 2014 decreased by $211,000 to $13,000, as compared to $224,000 for the three months ended June 30, 2013, primarily attributable to recognition of $150,000 of income during the 2013 period relating to the beneficial settlement of a claim we had against a third party, there was no such income during the 2014 period.

Provision for Income Taxes

As a result of the analysis of all available evidence as of June 30, 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the three month period ended June 30, 2014. No provision for income taxes was contemplated for the comparable prior period ended June 30, 2013 as UCP, LLC was an entity disregarded from PICO during this pre-IPO period. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net income for the three month period ended June 30, 2014 was $1.3 million as compared to a net loss of $1.1 million for the comparable period last year. The net income attributable to UCP, Inc. was approximately $179,000, or $.02 per share of Class A common stock computed on a basic earnings per share basis for the three month period ended June 30, 2014. The entire net loss in the comparable prior year period was allocated to the non-controlling interest.

Results of Operations - Six Months Ended June 30, 2014 and 2013

Consolidated Financial Data

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)
Revenue:
Homebuilding	$75,456	$25,240	$50,216
Land development	12,249	14,285	(2,036)
Other revenue	1,518	—	1,518
Total revenue	89,223	39,525	49,698
Cost of sales:
Homebuilding	61,876	19,942	41,934
Land development	9,387	9,716	(329)
Other cost of revenue	1,329	—	1,329
Gross margin	16,631	9,867	6,764
Expenses:
Sales and marketing	6,321	3,231	3,090
General and administrative	13,180	8,806	4,374
Total expenses	19,501	12,037	7,464
Loss from operations	(2,870)	(2,170)	(700)
Other income	86	263	(177)
Net loss	$(2,784)	$(1,907)	$(877)

Select Operating Metrics

	Six Months Ended June 30,
	2014	2013	Change
Net new home orders (1)	217	121	96
Cancellation rate (2)	5.7%	8.3%	(2.6)%
Average selling communities during period (3)	19	6	13

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

The increase in net new home orders was primarily due to having nineteen average selling communities during the six month period ended June 30, 2014 as compared to an average of six during the comparable period in 2013. The Citizens Acquisition which was completed on April 10, 2014, contributed significantly to the increase in number of average selling communities. The increase in number of new home orders was primarily responsible for the increase in backlog (units) for the six month period ended June 30, 2014 as compared to the similar period during 2013.

Our cancellation rate for the six month period ended June 30, 2014 was 5.7% as compared to 8.3% for the comparable period in the prior year. The reduction was due in part to the influence of broader national factors, such as unease over the partial federal government shutdown and concerns over interest rate volatility, which adversely affected regional consumer confidence, especially in the prior year.

The number of homes we sell during any period depends upon numerous factors and, as such, the number of home sales in any period is unpredictable. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Revenue

	Six months ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Homebuilding
Revenue	$75,456	$25,240	$50,216	199.0%
Homes delivered (units)	190	69	121	175.4%
Average selling price	$397	$366	$31	8.5%
Average cost of sales	$326	$289	$37	12.8%

Land development
Revenue	$12,249	$14,285	$(2,036)	(14.3)%
Lots sold (units)	151	108	43	39.8%
Average selling price	$81	$132	$(51)	(38.6)%
Average cost of sales	$62	$90	$(28)	(31.1)%

Other revenue	1,518	$—	$1,518	—%

Total revenue	$89,223	$39,525	$49,698	125.7%

Total revenue for the six months ended June 31, 2014 increased by $49.7 million, or 125.7%, to $89.2 million as compared to $39.5 million for the six months ended June 30, 2013. The increase in revenue was primarily the result of increased home deliveries during the 2014 period attributable to several factors, including an increased number of selling communities and a favorable sales pace in some of those communities.

Homebuilding Revenue

Revenue from homebuilding for the six months ended June 30, 2014 increased by $50.2 million, or 199.0%, to $75.5 million as compared to $25.2 million for the six months ended June 30, 2013. The increase was primarily the result of an increase in the number of homes delivered to 190 during the 2014 period as compared to 69 during the 2013 period, and, to a lesser extent, an increase in the average selling price of homes to approximately $397,000 during the 2014 period as compared to approximately $366,000 during the

2013 period. Of this increase, $44.3 million related to increased units delivered and $5.9 million related to an increase in average selling price. The increase in average selling price during the 2014 period was primarily the result of increased deliveries at communities located in areas with higher home prices coupled with an improving real estate market.

Land Development Revenue

Revenue from land development for the six months ended June 30, 2014 decreased by $2.0 million, or 14.3%, to $12.2 million as compared to $14.3 million for the six months ended June 30 2013. We sold 151 finished lots during the six month period ended June 30, 2014 and 108 lots during the comparable period in 2013. The $2.0 million decrease in land development revenue was attributable to $7.7 million of decreased pricing period over period, partially offset by an increase in the number of lots sold in the 2014 period of $5.7 million. The lots sold during the 2013 period were improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas which yielded a relatively high revenue per lot given the higher value of land in those markets.

Other revenue

Other revenue related to construction management services provided to third parties primarily under “cost plus fee” contracts. The construction management services commenced as a result of the Citizens Acquisition, which was completed on April 10, 2014. Other revenue for the six months ended June 30, 2014 and 2013 was $1.5 million and zero, respectively.

Gross Margin and Adjusted Gross Margin-

	Six Months Ended June 30,
	2014	%	2013	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$89,223	100.0%	$39,525	100.0%
Cost of sales	72,592	81.4%	29,658	75.0%
Gross margin	16,631	18.6%	9,867	25.0%
Add: interest in cost of sales	1,476	1.8%	365	0.9%
Add: impairment and abandonment charges	173	0.2%	12	—%
Adjusted gross margin(1)	$18,280	20.5%	$10,244	25.9%
Consolidated gross margin percentage	18.6%		25.0%
Consolidated adjusted gross margin percentage(1)	20.5%		25.9%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$75,456	100.0%	$25,240	100.0%
Cost of home sales	61,876	82.0%	19,942	79.0%
Homebuilding gross margin	13,580	18.0%	5,298	21.0%
Add: interest in cost of home sales	1,473	2.0%	358	1.4%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$15,053	19.9%	$5,656	22.4%
Homebuilding gross margin percentage	18.0%		21.0%
Adjusted homebuilding gross margin percentage(1)	19.9%		22.4%

Land Development Adjusted Gross Margin
Land development revenue	$12,249	100.0%	$14,285	100%
Cost of land development	9,387	76.6%	9,716	68.0%
Land development gross margin	2,862	23.4%	4,569	32.0%
Add: interest in cost of land development	3	(0.1)%	7	—%
Add: impairment and abandonment charges	173	1.4%	12	0.1%
Adjusted land development gross margin(1)	$3,038	24.8%	$4,588	32.1%
Land development gross margin percentage	23.4%		32.0%
Adjusted land development gross margin percentage(1)	24.8%		32.1%
Other Revenue Gross and Adjusted Margin
Revenue	1,518	100.0%	—	—%
Cost of revenue	1,329	87.5%	—	—%
Other revenue gross and adjusted margin	$189	12.5%	$—	—%
Other revenue gross and adjusted margin percentage	12.5%		—%
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

The decrease in our homebuilding gross margin percentage was primarily due to increased cost of sales-homebuilding during the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013. The increased cost of sales-homebuilding during the six month period in 2014 over the prior year period was primarily attributable to a higher cost basis in the homes we sold during the 2014 period. and higher interest costs. With the exclusion of the interest costs in the adjusted gross margin percentage, the reduction in the adjusted gross margin percentage period over period was lower than that of the unadjusted margin percentage given the relative increase in interest costs to sales this period over the comparable period in the prior year.

The decrease in our land development gross margin percentage for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to a higher relative cost basis in the lots we sold during the 2014 period and, to a lesser degree, a higher level of interest and abandonment charges.

The increase in our other revenue gross and adjusted margin percentages was the result of the commencement of construction management services , which began with our April 10, 2014 Citizens Acquisition.

Sales and Marketing, and General and Administrative Expenses

We are a growing company and have increased our resources to accommodate our growth, however we do not expect our future operating expenses to have a directly proportional relationship with our revenue.

Our operating expenses for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	(In thousands)		As a percentage of Total Revenue
	2014	2013	2014	2013
Sales and marketing	$6,321	$3,231	7.1%	8.2%
General and administrative	13,180	8,806	14.8%	22.3%
Total sales and marketing and general and administrative	$19,501	$12,037	21.9%	30.5%

Sales and marketing expense for the six months ended June 30, 2014 increased $3.1 million, or 95.6%, to $6.3 million, as compared to $3.2 million for the same period in 2013. The increase in sales and marketing expense for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily attributable to a 175% increase in the number of homes delivered and to a 217% increase in the average number of selling communities. These increases also led to a higher headcount of sales and marketing personnel. As a percentage of total revenue, sales and marketing expenses was 7.1% during the six months ended June 30, 2014, decreasing slightly from 8.2% for the comparable prior year period. The percentage decrease was due to a higher revenue base in 2014 relative to the increase in sales and marketing costs.

General and administrative (“G&A expense”) for the six months ended June 30, 2014 increased by $4.4 million to $13.2 million, as compared to $8.8 million for the same period in 2013. The increase in G&A expense was largely the result of expenses associated with becoming a public company in July of 2013. Office headcount increased to 110 employees as of June 30, 2014, as compared to 60 employees as of June 30, 2013. Additionally, stock-based compensation of approximately $2.1 million was recorded for the six month period ended June 30. 2014, as compared to zero for the comparable period in the prior year. Lastly, the six month period ended June 30, 2014 included approximately $640,000 of non-recurring transaction costs related to the Citizens Acquisition. No such expenses were incurred during the comparable period in the prior year. As a percentage of total revenue, G&A expense decreased to 14.8% during the six month period ended June 30, 2014, as compared to 22.3% for the same period in 2013, due to a higher revenue base in 2014 relative to the increase in G&A expense.

Other Income

Other income for the six months ended June 30, 2014 decreased by $177,000 to $86,000, as compared to $263,000 for the six months ended June 30, 2013, primarily due to a settlement of a surety bond claim in the prior year.

Provision for Income Taxes

As a result of the analysis of all available evidence as of June 30, 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the six month period ended June 30, 2014. No provision for income taxes was contemplated for the comparable prior period ended June 30, 2013 as UCP, LLC was an entity disregarded from PICO during this pre-IPO period. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net loss for the six month period ended June 30, 2014 was $2.8 million as compared to a net loss of $1.9 million for the comparable period last year. The net loss attributable to UCP, Inc. was $2.3 million, or $0.30 per share of Class A common stock, for the six month period ended June 30, 2014. The entire net loss in the comparable prior year period was allocated to the non-controlling interest.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At June 30, 2014	At December 31, 2013
Debt	$46,858	$30,950
Stockholders’ equity	216,267	217,716
Total capital	$263,125	$248,666
Ratio of debt-to-capital	17.8%	12.4%
Debt	$46,858	$30,950
Less: cash and cash equivalents	39,171	87,503
Debt net cash	7,687	—
Stockholders’ equity	216,267	217,716
Total capital	$223,954	$217,716
Ratio of net debt-to-capital(1)	3.4%	—%

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

Cash Flows - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following compares our cash flows for the six months ended June 30, 2014 to the six months ended June 30, 2013:

•
Net cash used in operating activities was $32.6 million higher compared to 2013. The increased net use was primarily due to a $30.4 million increase in real estate inventory coupled with an increase in our net loss of $877,000, adjusted for non-cash items of $2.5 million during the 2014 period.

•	Net cash used in investing activities increased by $14.5 due mainly to the Citizens Acquisition during the second quarter of 2014

•
Net cash provided by financing activities increased by $7.3 million as a result of a net increase in borrowing of $16.5 million offset by the elimination of net contributions from PICO of $8.4 million and the repurchase of Class A common stock in the amount of $0.8 million to settle employee withholding taxes stemming from the vesting of restricted stock units.

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

We may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right to terminate our obligations under both purchase or option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.

As of June 30, 2014, we had outstanding $4.2 million of cash deposits pertaining to purchase contracts for 1,056 lots with an aggregate remaining purchase price of approximately $98.6 million net of deposits.

Our use of contracts providing us an option to purchase land depends on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions and local market dynamics.

As of June 30, 2014, there was $46.9 million of outstanding principal balances on our various loan facilities. We had $33.6 million of availability under our secured revolving credit facilities subject to the borrowing base terms set forth in each of our secured revolving credit facilities. For additional information, see Note 7, “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facilities and our acquisition, construction and development loans. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the three and six months ended June 30, 2014. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation; however, the nature of our business exposes us to the risk of claims and litigation in the normal course of business. Other than routine litigation arising in the normal course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. Although we are not currently involved in any material litigation, legal proceedings, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 10, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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
We intend to continue to construct homes on Divisions 1 and 2 of the Preserve and are in the process of seeking infrastructure permits for Division 3 of the Preserve. We have been advised that the City of Tumwater intends to continue to issue building permits for the Preserve, however, it is possible that it may suspend issuing such permits in light of the recent USFWS action. Due to the foregoing, it is possible that our development activity at the Preserve could be delayed, halted or limited, and that we may incur additional expenses in connection with our activities at the Preserve. In addition, there is a risk of litigation by the federal government or private litigants due to our ongoing development activities at the Preserve in the absence of additional guidance or approval from the USFWS. We continue our efforts to seek further guidance from USFWS and the City of Tumwater in light of the listing decision, however we can provide no assurance as to the timing of receipt of any such guidance or its impact on our activities at the Preserve.
We may be unable to successfully integrate the assets we acquired in the Citizens Acquisition and realize the anticipated benefits of the acquisition or do so within the anticipated timeframe.

The Citizens Acquisition involved the acquisition of assets used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee. In addition, in connection with the Citizens Acquisition, we increased our number of employees by approximately 50 people, working at locations in three additional states. Even though the business conducted with these assets is similar to the business we have historically conducted, we have been required to and expect to continue to devote significant management attention and resources to integrating these assets and these new employees with our business practices and operations. It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to fully achieve the anticipated benefits of the Citizen Acquisition.

Our future results will suffer if we do not effectively manage our expanded operations.

We may continue to expand our operations through additional acquisitions and other strategic transactions, and modernize our information technology and management systems through new systems implementations, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs and regulatory compliance and develop and maintain other necessary systems, processes and internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

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

We used the net proceeds from the offering to purchase 7,750,000 newly-issued UCP, LLC Series B Units. As of June 30, 2014, UCP, LLC had used approximately $49.5 million of the net proceeds from the IPO for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes. UCP, LLC intends to use the remaining net proceeds from the IPO for similar purposes. Pending these uses, these proceeds are currently held in various demand deposit accounts.

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

UCP, Inc.

Date:	August 11, 2014	By:	/s/	William J. La Herran
William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)