Form 10-Q
period 2014-09-30
UCP, Inc.
filed 2014-11-10
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

None
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐ No ☒
On November 6, 2014, the registrant had 7,922,216 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three and Nine Months Ended September 30, 2014

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$30,347	$87,503
Restricted cash	250	—
Real estate inventories	263,437	176,848
Fixed assets, net	1,504	1,028
Intangible assets, net	609	—
Goodwill	4,993	—
Receivables	1,179	785
Other assets	6,226	1,156
Total assets	$308,545	$267,320

Liabilities and equity:
Accounts payable and accrued liabilities	$33,655	$18,654
Debt	59,353	30,950
Total liabilities	93,008	49,604

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,922,216 issued and outstanding at September 30, 2014 and 7,750,000 issued and outstanding at December 31, 2013	79	78
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	93,841	93,117
Accumulated deficit	(4,924)	(1,941)
Total UCP, Inc. stockholders’ equity	88,996	91,254
Noncontrolling interest	126,541	126,462
Total stockholders’ equity	215,537	217,716
Total liabilities and equity	$308,545	$267,320

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUE:
Homebuilding	$35,086	$21,369	$110,542	$46,609
Land development	20,264	2,250	32,513	16,535
Other revenue	400	—	1,918	—
Total revenue	55,750	23,619	144,973	63,144

COSTS AND EXPENSES:
Cost of sales - homebuilding	29,845	16,558	91,721	36,500
Cost of sales - land development	16,079	1,433	25,466	11,149
Cost of sales - other revenue	352	—	1,681	—
Sales and marketing	3,486	1,516	9,807	4,747
General and administrative	6,737	4,503	19,917	13,310
Total costs and expenses	56,499	24,010	148,592	65,706
Loss from operations	(749)	(391)	(3,619)	(2,562)
Other income, net	17	55	103	318
Net Loss before income taxes	(732)	(336)	(3,516)	(2,244)
Provision for income taxes	—	—	—	—
Net Loss	$(732)	$(336)	$(3,516)	$(2,244)
Net loss attributable to noncontrolling interest	$(66)	$(321)	$(533)	$(2,229)
Net loss attributable to stockholders of UCP, Inc.	(666)	(15)	(2,983)	(15)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(732)	$(336)	$(3,516)	$(2,244)
Comprehensive loss attributable to noncontrolling interest	$(66)	$(321)	$(533)	$(2,229)
Comprehensive loss attributable to stockholders of UCP, Inc.	$(666)	$(15)	$(2,983)	$(15)

Loss per share:
Basic and diluted	$(0.08)	$—	$(0.38)	$—

Number of shares used in per share calculations:
Basic and diluted	7,900,553	7,750,000	7,852,763	7,750,000

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except shares and per share data)

	Members' equity	Shares of common stock outstanding		Common stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total stockholders’ equity
		Class A	Class B	Class A	Class B
Balance at December 31, 2013	$—	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716
Class A - issuance of common stock		172,216		1		(819)		(801)	(1,619)
Stock-based compensation expense						1,543		1,413	2,956
Net loss							(2,983)	(533)	(3,516)
Balance at September 30, 2014	$—	7,922,216	100	$79	$—	$93,841	$(4,924)	$126,541	$215,537

Balance at December 31, 2012	$102,315
Member contribution	37,512
Repayments of member contributions	(25,443)
Net loss, pre IPO	(2,209)
Class A - Issuance of common stock, net of issuance costs		7,750,000		$78		$105,376			$105,454
Class B - Issuance of common stock, net of issuance costs			100						—
Allocation of Class B issuance to noncontrolling interest	(112,175)					47,394		$64,781	112,175
Changes in ownership of noncontrolling interest						(60,899)		60,899	—
Stock-based compensation expense						935			935
Adjustment of noncontrolling interest						(540)		540	—
Net loss, post IPO							(15)	(20)	(35)
Balance at September 30, 2013	$—	7,750,000	100	$78	$—	$92,266	$(15)	$126,200	$218,529

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(3,516)	$(2,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,956	935
Abandonment of real estate inventories	173	12
Depreciation and amortization	498	189
Changes in operating assets and liabilities:
Real estate inventories	(72,789)	(32,113)
Receivables	(332)	(126)
Other assets	(4,435)	(676)
Accounts payable and accrued liabilities	8,749	7,022
Net cash used in operating activities	(68,696)	(27,001)
Investing activities:
Purchases of fixed assets	(788)	(525)
Citizens acquisition	(14,006)	—
Restricted cash	(250)	—
Net cash used in investing activities	(15,044)	(525)
Financing activities:
Cash contributions from member	—	37,512
Repayments of member contributions	—	(25,443)
Proceeds from debt	62,106	21,394
Repayment of debt	(33,703)	(18,713)
Proceeds from IPO (net of offering costs)	—	105,454
Debt issuance cost	(200)	—
Repurchase of Class A common stock for settlement of employee withholding taxes	(1,619)	—
Net cash provided by financing activities	26,584	120,204
Net increase (decrease) in cash and cash equivalents	(57,156)	92,678
Cash and cash equivalents – beginning of period	87,503	10,324
Cash and cash equivalents – end of period	$30,347	$103,002

Supplemental disclosure of cash flow information:
Debt incurred to acquire real estate inventories	$—	$13,153
Accrued offering and debt issuance costs	$450	$—
Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$141	$—
Fair value of assets acquired from the acquisition of business	$20,258	$—
Cash paid for the acquisition of business	$(14,006)	$—
Contingent consideration and liabilities assumed from the acquisition of business	$6,252	$—
Issuance of Class A common stock for vested restricted stock units	$3,999	$—

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

Company’s History

The Company’s operations began in 2004, and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In January 2008, the Company’s business was acquired by PICO Holdings, Inc. (“PICO”), a NASDAQ -listed, diversified holding company, which allowed the Company to accelerate the development of its business with a capital partner capable of funding its growth. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. On April 10, 2014, the Company completed its acquisition of the assets of Citizens Homes, Inc. (“Citizens”), used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee (the “Citizens Acquisition”) in order to position the Company to expand its operations into markets located in North Carolina, South Carolina and Tennessee.

Company’s Reorganization and the IPO

Historically, we operated our business through UCP, LLC and its subsidiaries, which, prior to our IPO, were indirect wholly owned subsidiaries of PICO. In anticipation of our IPO, UCP, Inc. was incorporated in the State of Delaware on May 7, 2013, as a wholly~~-~~ owned subsidiary of PICO. UCP, Inc. is a holding company, whose principal asset is its interest in UCP, LLC. As of September 30, 2014, UCP, Inc. held a 42.8% economic interest in UCP, LLC and PICO held the remaining 57.2% economic interest in UCP, LLC.
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

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2014 and December 31, 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

Prior to the IPO, we were a wholly owned subsidiary of PICO. In addition, as of September 30, 2014, PICO holds an economic and voting interest in our Company equal to approximately 57.2%. In connection with the IPO, the Company entered into the Exchange Agreement, Investor Rights Agreement, Tax Receivable Agreement and Transition Services Agreement with PICO. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement. Prior to completion of the IPO, the amendment and restatement of UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was approved by PICO, the sole member of UCP, LLC.

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

Our cash items that are restricted as to withdrawal or usage include deposits of $250,000 and $0 as of September 30, 2014, and December 31, 2013, respectively. The balance as of September 30, 2014 was related to funds deposited with financial institutions as collateral for credit card agreements.

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

There were no abandonment charges during the three months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013 the Company recorded abandonment charges of $173,000 and $12,000, respectively. Abandonment charges are included in cost of sales in the accompanying condensed consolidated statement of operations and comprehensive loss for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after due diligence. Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case real estate inventories are written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. At September 30, 2014 and December 31, 2013, the Company had real estate inventories of $31.1 million and $8.6 million, respectively, classified as held for sale.

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

If events or circumstances indicate that the carrying amount is impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales. No such losses were recorded during the three and nine months ended September 30, 2014 and 2013.

Purchase Accounting
When acquiring a business, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each asset during our pre-acquisition due diligence.

Goodwill and Other Intangible Assets:

The purchase price of an acquired company is allocated between the net tangible assets and intangible assets of the acquired business with the residual purchase price recorded as goodwill. The determination of the value of the assets acquired and liabilities assumed involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Acquired intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated remaining useful lives, ranging from six months to five years, or added to the value of the land when an option intangible is used to purchase the related land, or expensed in the period when the option is cancelled. Acquired intangible assets with contractual terms are generally amortized over their respective contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed for the intangible assets. Goodwill is not amortized, but is evaluated annually for impairment, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. As of September 30, 2014, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014. See Note 5 “Acquisition” for further discussion of intangible assets.

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

Receivables:

Receivables include amounts due from buyers of homes sold on the last day of the month and from utility companies for reimbursement of costs. At September 30, 2014 and December 31, 2013, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	September 30, 2014	December 31, 2013
Customer deposits in escrow	$429	$350
Prepaid expenses	2,696	441
Other deposits	595	365
Other	2,506	—
	$6,226	$1,156

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

In addition to homebuilding and land development, with the completion of the Citizens Acquisition, the Company now provides construction management services pursuant to which it builds homes on behalf of property owners.. Revenue from providing these services is included in other revenues. The property owners fund all project costs incurred by the Company to build the homes. The Company primarily enters into “cost plus fee” contracts where it charges property owners for all direct and indirect costs plus a negotiated management fee. The management fee is typically a fixed fee, based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the property owners. In accordance with ASC Topic 605, Revenue Recognition, revenues from construction management services are recognized based upon a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual costs incurred, plus the portion of the management fee it has earned to date. In the course of providing construction management services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are included in the Company’s cost of revenue.

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

A summary of changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warranty reserves, beginning of period	$1,024	$305	$608	$141
Warranty reserves accrued	275	155	766	325
Warranty expenditures/ back charges	11	(8)	(64)	(14)
Warranty reserves, end of period	$1,310	$452	$1,310	$452

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

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at September 30, 2014 or December 31, 2013.

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

Income Taxes:

The Company’s provision for income tax expense includes federal and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting basis of the Company’s assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

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

As a result of the analysis of all available evidence as of September 30, 2014 and December 31, 2013, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three or nine month period ended September 30, 2014 or for the comparable periods in 2013. If the Company’s assumptions change and the Company believes it will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

Noncontrolling Interest:

The Company reports the share of its results of operations that is attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying condensed consolidated financial statements.  In the condensed consolidated statements of operations and comprehensive loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.  For the three and nine months ended September 30, 2014, the noncontrolling interest reported in the condensed consolidated statement of operations and comprehensive loss includes PICO’s share of approximately 57.2% of the income (loss) related to UCP, LLC adjusted for $614,000 and $2.6 million respectively of general and administrative expenses that are attributable directly to UCP, Inc. activities and, accordingly, have been allocated to UCP, Inc. For the three and nine months ended September 30, 2013, the noncontrolling interest reported in the condensed consolidated statement of operations and comprehensive loss was 100% prior to the completion of the IPO and 57.7% of the loss related to UCP, LLC subsequent to the completion of the IPO.- see Note 12 - “Noncontrolling Interest”.

Recently Issued Accounting Standards:

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern for each of its interim and annual reporting periods and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. ASU 2014-15 is effective for the Company beginning December 15, 2016, and, at that time the Company will adopt the new standard and perform a formalized going concern analysis for each reporting period. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

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

2.    Loss per share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings or loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the treasury stock method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc.’s Class A common stockholders for the three and nine months ended September 30, 2014.

Basic and diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2014 has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Numerator
Net loss attributable to stockholders of UCP, Inc.	$(666)	$(2,983)

Denominator
Weighted average shares of Class A common stock outstanding - basic and diluted	7,900,553	7,852,763

Loss per share:
Net loss per share of Class A common stock - basic and diluted	$(0.08)	$(0.38)

All losses prior to and up to the IPO were entirely allocable to noncontrolling interest. Consequently, only the loss allocable to UCP, Inc. is included in the net loss attributable to the holders of Class A common stock for the three and nine months ended September 30, 2013.

Basic and diluted net loss per share of Class A common stock from IPO to September 30, 2013 have been computed as follows (in thousands, except share and per share amounts):

Numerator	IPO to September 30, 2013
Net loss attributable to stockholders of UCP, Inc.	$(15)

Denominator
Weighted average shares of Class A common stock outstanding - basic and diluted	7,750,000

Net loss per share of Class A common stock - basic and diluted	$—

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deposits and pre-acquisition costs	$4,541	$4,517
Land held and land under development	165,588	117,808
Homes completed or under construction	83,207	46,639
Model homes	10,101	7,884
	$263,437	$176,848

Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of September 30, 2014, the Company had made $3.7 million of deposits pertaining to land purchase contracts for 1,327 lots with an aggregate purchase price of approximately $92.9 million.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales as related sales are recognized. For the three months ended September 30, 2014 and 2013 interest incurred was $701,000 and $791,000, respectively, and for the nine months ended September 30, 2014 and 2013 interest incurred was $1.6 million and $2.1 million, respectively. Interest was fully capitalized in each respective period. Amounts of interest expense capitalized to home inventory and land inventory were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense capitalized as cost of home inventory	$642	$662	$1,402	$1,549
Interest expense capitalized as cost of land inventory	59	129	176	532
Total interest expense capitalized	701	791	1,578	2,081
Previously capitalized interest expense included in cost of sales - homebuilding	(550)	(392)	(2,023)	(750)
Previously capitalized interest expense included in cost of sales - land development	—	(2)	(3)	(9)
Net activity of capitalized interest	151	397	(448)	1,322
Capitalized interest expense in beginning inventory	5,739	5,545	6,338	4,620
Capitalized interest expense in ending inventory	$5,890	$5,942	$5,890	$5,942

4.    Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer hardware and software	$1,615	$1,118
Office furniture, equipment and leasehold improvements	632	337
Vehicles	78	79
	2,325	1,534
Accumulated depreciation	(821)	(506)
Fixed assets, net	$1,504	$1,028

Depreciation expense for the three months ended September 30, 2014 and 2013 was $131,000 and $76,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $315,000 and $189,000, respectively. Depreciation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.    Acquisition

On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens”) used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, pursuant to a Purchase and Sale Agreement, dated March 25, 2014 between UCP, LLC and Citizens. Accordingly, the results of Citizens are included in the Company’s condensed consolidated financial statements from the date of the acquisition. For the three and nine months ended September 30, 2014, the revenues and net loss attributable to Citizens were $9.2 million and $204,000 and $19.4 million and $119,000, respectively. This net loss does not include any allocation of corporate costs. The Citizens Acquisition provides increased scale and presence in established markets with immediate revenue opportunities through an established backlog. Additional synergies are expected in the areas of purchasing leverage and integrating the best practices in operational effectiveness.

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

The contingent consideration arrangement requires the Company to pay up to a maximum of $6.0 million of additional consideration based upon the newly acquired Citizens’ business achievement of various pre-tax net income performance milestones (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The estimated fair value of the contingent consideration of $4.6 million was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The fair value of the contingent consideration was then estimated to be the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) the Company’s credit spread. The risk adjusted discount rate for adjusted net income was 15.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 15.8% to 17% over the contingent consideration period. The Company’s volatility rate of 28.2% and a credit spread of 3.11% were applied to forecast adjusted net income over the contingent consideration period.

The following table summarizes the calculation of the preliminary estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

The acquired assets and assumed liabilities were recorded by the Company at their initial estimated fair values. The Company estimated fair values with the assistance of preliminary appraisals or valuations performed by independent third party specialists, discounted cash flow analysis, and other estimates made by management. To the extent the consideration transferred exceeded the fair value of net assets acquired; such excess was assigned to goodwill.
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
The following table outlines the key assumptions used to determine the fair value of real estate inventory.

Real Estate Inventories - Methodology and Significant Input Assumptions

Method	Home comparable sales and discounted cash flow models
Home comparable range of base price per square foot	$ 77- $118 per square foot
Average discount rate applied	15%
Range of builder profit margin	18%-24%
Builder profit margin applied	20%

The fair values for acquired intangible assets were estimated based on preliminary valuations performed by independent valuation specialists. The $170,000 of intangible architectural plan assets will generally be amortized over five years and the $180,000 of trademark and trade name intangibles will be amortized over a six month period. The $583,000 of land option intangibles will be added to the value of the land when the option is used to purchase the related land. A land option intangible if cancelled will be expensed in the period in which such option is cancelled.
As of the acquisition date, goodwill largely consisted of the expected economic value attributable to the assembled workforce relating to the Citizens Acquisition as well as estimated economic value attributable to expected synergies resulting from the acquisition.
The Company has presented its preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Citizens Acquisition as of September 30, 2014. The Company is in the process of finalizing its review and evaluation of the appraisal and related valuation assumptions supporting its fair value estimates for all of the assets acquired and liabilities assumed in the Citizens Acquisition and, therefore, the estimates used herein are subject to change. This may result in adjustments to the values presented above for assets and liabilities and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.
Acquisition related costs directly related to the Citizens Acquisition, totaled approximately $138,000 and $778,000 for the three and nine months ended September 30, 2014, respectively, are included in the condensed consolidated statements of operations and comprehensive loss within general and administrative expenses. Such costs were expensed in the period incurred.
Three former employees of Citizens who are now employees of the Company have minority interests in land and general contracting operations that are either under option or contract with Citizens which were disclosed, and approved by the Company as part of the Citizens Acquisition.

Pro Forma Financial Information
The pro forma financial information in the table below summarizes the results of operations of the Company as though the Citizens Acquisition was completed as of January 1, 2013. The pro forma financial information for all periods presented includes additional amortization charges from acquired intangible assets (certain of which are preliminary). The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired in the Citizens Acquisition, or the expenditures necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired real estate inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.
The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition was completed as of January 1, 2013, or indicative of the results that will be attained in the future.

(In thousands, except shares and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Total revenues	$55,750	$32,479	$155,575	$87,595
Comprehensive loss	(585)	(480)	(3,051)	(3,449)
Comprehensive loss attributable to stockholders of UCP, Inc.	(603)	(76)	(2,750)	(76)
Net loss per share - basic and diluted	$(0.08)	$(0.01)	$(0.35)	$(0.01)

Pro forma earnings for the three and nine month periods ended September 30, 2014, were adjusted to exclude approximately $138,000 and $778,000 of acquisition-related costs incurred in the three and nine month periods ended September 30, 2014, respectively.

Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization(Use)	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization (Use)	Net Carrying Value
Architectural plans	$170	$(17)	$153	$—	$—	$—
Land option	583	(141)	442	—	—	—
Trademarks and trade names	180	(166)	14	—	—	—
	$933	$(324)	$609	$—	$—	$—

Amortization expense for the three months ended September 30, 2014 and 2013 related to the architectural plans and trademarks and trade names intangibles was $99,000 and $0, respectively, and for the nine months ended September 30, 2014 and 2013 was $183,000 and $0, respectively. The weighted average amortization period related to the architectural plans and trademarks and trade name intangibles is approximately 2.7 years. Amortization expense is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Additionally, $141,000 and $0 land options were used to purchase land and were capitalized during the nine months ended September 30, 2014 and 2013, respectively. Future estimated amortization expense related to the architectural plans and trademarks and trade names intangibles over the next five years is as follows (in thousands):

December 31,
Remainder 2014	$24
2015	34
2016	34
2017	34
2018	34
2019	8
Total	$168

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued expenses	$19,983	$14,162
Contingent consideration for acquisition	4,644	—
Accounts payable	6,584	2,118
Accrued payroll liabilities	1,134	1,766
Warranty reserves (Note 1)	1,310	608
	$33,655	$18,654

7.    Debt

The Company enters into acquisition, construction and development loans to purchase and develop real estate inventories and for the construction of homes, which are secured by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition indebtedness matures at various dates, but is generally repaid when lots are released from the loans based upon a specific release price, as defined in each loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each loan agreement. Certain of the construction and development loans include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of September 30, 2014 and December 31, 2013, the lenders have not requested, and the Company has not obtained, any such appraisals. As of September 30, 2014 and December 31, 2013, the Company had approximately $127.5 million and $56.4 million of aggregate loan commitments and approximately $67.3 million and $25.4 million of unused loan commitments respectively. At September 30, 2014 and December 31, 2013, the weighted average interest rate on the Company’s outstanding debt was 4.3% and 4.7%, respectively. Interest rates charged under variable rate debt are based on a prime rate index plus 1.75%, the greater of a prime rate index plus 0.25% or 5.0%, LIBOR plus 3.0% to 4.0%, or the greater of 5.5% or LIBOR plus 3.75%.

Debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Acquisition Debt:
Variable Interest Rate:
Interest rate of 3.94% to 4.19%, payments due through 2014	$1,310	$1,830
Interest rates of 3.94%, payments due through 2015	430	1,591
Fixed Interest Rate:
Interest rate of 5%, payments due through 2014	—	425
Interest rate of 5%, payments due through 2015	1,962	5,048
Interest rate of 6.5%, payments due through 2036	—	548
Interest rate of 10%, payments due through 2014	—	1,604
Interest rate of 10%, payments due through 2017	1,604	—
Total acquisition debt	5,306	11,046
Construction and Development Debt:
Variable Interest Rate:
Interest rate of 3.94%, payments due through 2014	1,239	1,705
Interest rates of 3.94%, payments due through 2015	21,262	12,181
Interest rates of 3.94%, payments due through 2016	24,604
Interest rate of 5%, payments due through 2015	4,852	6,018
Interest rate of 3.19%, payments due through 2016	769	—
Interest rate of 5.5%, payments due through 2016	1,321	—
Total construction and development debt	54,047	19,904

Total debt	$59,353	$30,950

At September 30, 2014, principal maturities of loans payable for the years ending December 31 are as follows (in thousands):

2014	$2,550
2015	28,506
2016	26,693
2017	1,604
2018 and thereafter	—
Total	$59,353

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

As of September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets and liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2014 and for the year ended December 31, 2013.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$59,353	$61,873	$30,950	$32,044

Estimated Fair Value of Contingent Consideration:

The contingent consideration arrangement relating to Citizens Acquisition requires the Company to pay up to a maximum of $6 million of additional consideration based on achievement of performance milestones over a five year period. The estimated fair value of the contingent consideration of $4.6 million was estimated based on applying the income approach and a weighted probability of achieving the performance milestones.

Non-Financial Fair Value Measurements:

Non-financial assets and liabilities include items such as real estate inventories and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. Other than the acquisition related fair-value measurements, there were no non-financial fair value measurements during the nine months ended September 30, 2014 and for the year ended December 31, 2013, and no transfers between fair value hierarchy levels.

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

The number of shares of the Company’s Class A common stock authorized under the LTIP was 1,834,300 shares. To the extent that shares of the Company’s Class A common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of the Company’s Class A common stock generally shall again be available under the LTIP, subject to certain exceptions. As of September 30, 2014, 1,288,663 shares were available for issuance under the LTIP.

On February 26, 2014, the Company granted an aggregate of 58,334 RSUs and 166,081 Options under the LTIP to certain of its executive employees. The RSUs and Options granted were subject to the following vesting schedule: a) 10% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. In April 2014, 8,227 RSUs were issued to certain directors of the Company and will vest on the first anniversary of the grant date. 148,778 RSUs and zero Options vested during the three and nine months ended September 30, 2014. No RSUs or Options were forfeited during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company recognized approximately $805,000 and $3 million of stock based compensation expense respectively, which was included in general and administrative expenses in the accompanying condensed consolidated statement of operations and other comprehensive loss. During the three and nine months ended September 30, 2013, the Company recognized $935,000 of stock based compensation expense, which was included in General and Administrative expense in the accompanying condensed consolidated statement of operations and other comprehensive loss.

The following table summarizes the Options activity for the nine months ended September 30, 2014:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2013	—	—	—	—
Options granted	166,081	$16.20	9.4	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at September 30, 2014	166,081	$16.20	9.4	—

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of September 30, 2014 was $11.95 per share.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of Options granted during the first quarter ended March 31, 2014 were as follows:

Expected term	6.5 years
Expected volatility %	53.46%
Risk free interest rate %	1.81%
Dividend yield %	—%

No Options were granted during the three months ended September 30, 2014. Options vested and exercisable as of September 30, 2014 were zero.

The following table summarizes the non-vested RSU activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs at December 31, 2013	289,555	$15.00
Granted	66,561	16.00
Vested	(148,778)	—
Forfeited	—	—
Non-vested RSUs at September 30, 2014	207,338	$15.32

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $3.6 million (net of estimated forfeitures) as of September 30, 2014. Approximately $2.5 million of the unrecognized compensation costs are related to RSUs and $1.1 million are related to Options. The expense is expected to be recognized over a weighted average period of 1.6 years for the RSUs and 3.4 years for the Options.

10.    Commitments and Contingencies

Lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business, including actions brought on behalf of various classes of claimants. The Company is also subject to local, state and federal laws and regulations related to land development activities, home construction standards, sales practices, employment practices and environmental protection. As a result, the Company is subject to periodic examinations or inquiries by agencies administering these laws and regulations.

The Company records a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. The accrual for these matters is based on facts and circumstances specific to each matter and the Company revises these estimates when necessary.

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At September 30, 2014 and December 31, 2013, the Company did not have any accruals for asserted or unasserted matters.

The Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that it is developing in Washington State. Recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to take. Accordingly, no liability has been recorded at September 30, 2014. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $36.1 million and $10.3 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2020. Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2014	$329
2015	1,118
2016	948
2017	927
2018	830
Thereafter	527
Total	$4,679

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

Financial information relating to reportable segments was as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets
Homebuilding	$210,206	$108,594
Land development	53,231	68,254
Corporate and other assets	45,108	90,472
Total	$308,545	$267,320

Corporate and other assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of each of the two segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Homebuilding	$35,086	$21,369	$110,542	$46,609
Land development	20,264	2,250	32,513	16,535
Non segment	400	—	1,918	—
Total	55,750	23,619	144,973	63,144
Gross margin
Homebuilding	5,241	4,811	18,821	10,109
Land development	4,185	817	7,047	5,386
Non segment	48	—	237	—
Total	9,474	5,628	26,105	15,495

Sales and marketing	3,486	1,516	9,807	4,747
General and administrative	6,737	4,503	19,917	13,310
Other income	17	55	103	318
Net loss before income taxes	$(732)	$(336)	$(3,516)	$(2,244)

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

12.    Noncontrolling interest

Prior to the completion of the IPO and related transactions on July 23, 2013, UCP, LLC was a wholly owned subsidiary of PICO. Subsequent to the IPO and related transaction, as of September 30, 2014, the Company holds approximately 42.8% economic interest in UCP, LLC and is its sole managing member. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost. As of September 30, 2014, the noncontrolling interest balance was $126.5 million as compared to $126.5 million as of December 31, 2013.

The carrying value and ending balance of the noncontrolling interest at September 30, 2014 was calculated as follows (in thousands):

Carrying value of noncontrolling interest at December 31, 2013	$126,462
Loss attributable to noncontrolling interest	(533)
Stock-based compensation related to noncontrolling interest	1,413
Stock issuance related to noncontrolling interest	(801)
Ending balance of noncontrolling interest at September 30, 2014	$126,541

13.    Subsequent events

On October 21, 2014, the Company completed the private offering of $75 million in aggregate principal amount of 8.5% Senior Notes due 2017 (the “Notes”). The net proceeds from the offering were approximately $72.5 million, after paying the initial purchaser’s discount and other estimated offering expenses. The net proceeds from the offering will be used for general corporate purposes, including to provide financing for the construction of homes, acquisition of entitled land, development of lots and working capital.

The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been and will not be registered under the Securities Act, or the securities laws of any other jurisdiction. Unless they are registered, the Notes may be offered and resold only in transactions that are exempt from registration under the Securities Act and applicable state securities laws. The Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”), by and among the Company, the guarantors named therein, and Wilmington Trust, National Association, as trustee.

The Company will pay 8.5% interest per annum on the principal amount of the Notes, payable March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2014. Interest will accrue on the Notes from October 21, 2014, and the first interest payment date will be December 31, 2014. The Notes will mature on October 21, 2017, unless earlier redeemed or repurchased.
The Notes are guaranteed on an unsecured senior basis by each of the Company’s subsidiaries (the “Subsidiary Guarantors”). The Notes and the guarantees will be the Company’s and the Subsidiary Guarantors’ senior unsecured obligations and will rank equally in right of payment with all of the Company’s and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ future subordinated debt. The Notes and the guarantees will be effectively subordinated to any of the Company’s and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.

The Company may redeem the Notes, in whole but not in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. Upon the occurrence of a change of control, the Company must offer to repurchase the Notes for cash at a price equal to 101% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. Under the Indenture, a “change of control” generally means (i) any person or group of related persons acquires more than 35% of the voting stock of the Company or (ii) the Company transfers all or substantially all of its consolidated assets to any person or group of related persons, in each case other than PICO Holdings, Inc. and its affiliates.

The Indenture provides for customary “events of default” which could cause, or permit, the acceleration of the Notes. Such events of default include (i) a default in any payment of principal or interest; (ii) failure to comply with certain covenants contained in the Indenture; (iii) defaults in failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity; (iv) the failure to pay certain final judgments; and (vi) certain events of bankruptcy or insolvency.

The Indenture limits the Company’s and its subsidiaries’ ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that the Company may incur indebtedness so long as the Company’s ratio of indebtedness to consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of the Company’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of the Company’s consolidated assets. Additionally, the Indenture requires the Company to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time after the issuance of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management's Discussion and Analysis of Financial Condition and Results of Operations below, and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial or operating performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	our ability to successfully integrate the Citizens Acquisition;

•	disruptions in the availability of mortgage financing or increases in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses which may increase disproportionately to our revenue;

•	our ability to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

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

Overview

We are a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina, and Tennessee. As of September 30, 2014, we owned or controlled (through executed purchase contracts) a total of approximately 4,022 residential lots in California, approximately 918 lots in the Puget Sound area of Washington State, 299 lots in North Carolina, 455 lots in South Carolina and 270 lots in Tennessee. As of September 30, 2014, our property portfolio consisted of 81 communities in 36 cities in California, Washington State, North Carolina, South Carolina, and Tennessee. Our operations are organized into two reportable segments: homebuilding and land development.

During the three and nine months ended September 30, 2014, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability and improving employment. We believe that during the prior year, the broader housing market was adversely affected by interest rate volatility and the partial federal government shutdown and the events leading up to it. Individual markets continue to experience varying results, as local home inventories, home affordability, and employment factors strongly influence each local market.

Numerous factors can affect the performance of an individual market; however, we believe that trends in employment, housing inventory, home affordability, interest rates and home prices have a particularly significant impact. We expect that these factors will affect our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that impact our revenues and many of our costs and expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the three months ended September 30, 2014 reflect our continued emphasis on our homebuilding segment and the results of the Citizens Acquisition, which was completed on April 10, 2014, and expanded our operations into North Carolina, South Carolina, and Tennessee. The number of average selling communities during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013, increased from eight to twenty-seven. This resulted in an increase of $13.7 million, or 64.2% in our homebuilding revenue to $35.1 million for the three months ended September 30, 2014, as compared to $21.4 million for the comparable prior year period. Our homebuilding backlog at September 30, 2014 of $38.9 million was $13.4 million higher than the $25.5 million of backlog at September 30, 2013. We delivered 111 homes during the three months ended September 30, 2014, as compared to 62 homes during the same period in 2013. Our average selling price for homes sold decreased to approximately $316,000 during the third quarter of 2014, as compared to approximately $345,000 during the third quarter of 2013. This decrease in average sales price was mainly caused by the change in regional mix of homes sold. Revenue from land development for the three months ended September 30, 2014 increased by $18 million to $20.3 million, as compared to approximately $2.3 million for the comparable period in the prior year. Other revenue from the construction management services provided by the Company to the property owners was $400,000 for the three months ended September 30, 2014 and $0 for the comparable prior year period.

Our consolidated net loss was $732,000 for the three months ended September 30, 2014 as compared to a consolidated net loss of $336,000 for the three months ended September 30, 2013.

Similar to our results for the three months ended September 30, 2014, our results of operations for the nine months ended September 30, 2014 primarily reflect our continued efforts to grow our homebuilding segment and secondarily the Citizens Acquisition, which was completed on April 10, 2014. The number of average selling communities during the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013 increased from seven to twenty-two. This resulted in an increase of $63.9 million, or 137.2%, in our homebuilding revenue to $110.5 million for the nine months ended September 30, 2014, as compared to $46.6 million for the comparable prior year period. We delivered 301 homes during the nine months ended September 30, 2014, as compared to 131 homes during the same period in 2013. Our average selling price for homes sold increased to approximately $367,000 during the nine months ended September 30, 2014, as compared to approximately $356,000 during the nine months ended September 30, 2013. This increase in average sales price was mainly caused by the change in regional mix of homes sold. Revenue from land development for the nine months ended September 30, 2014 increased by $16 million to $32.5 million, as compared to $16.5 million for the comparable period in the prior year. Other revenue from the construction management services provided by the Company to property owners was $1.9 million for the nine months ended September 30, 2014 and $0 for the comparable prior year period.

Our consolidated net loss for the nine months ended September 30, 2014 was approximately $3.5 million, as compared to a consolidated net loss of approximately $2.2 million for the nine months ended September 30, 2013. The increased net loss for the nine months ended September 30, 2014 when compared to the prior year period was caused by an increase in sales and marketing and general and administrative expenses of approximately $11.7 million and a decrease in other income of $215,000 which were partially offset by an increase in gross margin of $10.6 million. Gross margin during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 increased due to an increase in revenue of $81.8 million offset by an increase in cost of sales of $71.2 million.

Revenue and gross margin in our land development segment tend to be variable due to the fact that land development revenue is likely to be driven by periodic transactions that are motivated by numerous considerations including but not limited to the demand levels of other homebuilders and availability of land to meet such demand. On the other hand, revenue and gross margin in our homebuilding segment tend to be more predictable.

In addition to 113 lots acquired through the Citizens Acquisition which closed during the second quarter of 2014, we identified land investment opportunities that met our underwriting criteria and increased our net total of lots owned by 494 lots since the end of fiscal year 2013. During the third quarter of 2014, we focused our efforts on the integration of Citizens and continued to develop our business particularly in the Puget Sound area of Washington State and in our Los Angeles, Ventura, and Kern county locations in Southern California.

During the remainder of 2014, we expect to seek revenue growth from our homebuilding operations, buy and sell land, and seek operational efficiencies across all our regional operations. Our South East operations, which resulted from our Citizens Acquisition, have historically had a high community count relative to revenue, as compared to our other operations. We expect to reduce our community count in our South East operations, with a near term objective of increasing sales in a fewer number of communities. Over the next several quarters, we expect to bring the relationship of community count and revenue at our South East operations more in line with that of the rest of our operations, which may result in reduction of our total community count for our South East operations.

Results of Operations - Three Months Ended September 30, 2014 and 2013

Consolidated Financial Data

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)
Revenue:
Homebuilding	$35,086	$21,369	$13,717
Land development	20,264	2,250	18,014
Other revenue	400	—	400
Total revenue	55,750	23,619	32,131
Cost of sales:
Homebuilding	29,845	16,558	13,287
Land development	16,079	1,433	14,646
Other cost of revenue	352	—	352
Gross margin	9,474	5,628	3,846
Expenses:
Sales and marketing	3,486	1,516	1,970
General and administrative	6,737	4,503	2,234
Total expenses	10,223	6,019	4,204
Loss from operations	(749)	(391)	(358)
Other income, net	17	55	(38)
Net loss	$(732)	$(336)	$(396)

Select Operating Metrics

	Three Months Ended September 30,
	2014	2013	Change
Net new home orders (1)	102	44	58
Cancellation rate (2)	15.0%	21.4%	(6.4)%
Average selling communities during period (3)	27	8	19

	September 30,
	2014	2013	Change
Selling communities at end of period	28	7	21
Backlog (4) (in thousands)	$38,870	$25,492	$13,378
Backlog (4) (units)	115	60	55
Average sales price of backlog (in thousands)	$338	$425	$(87)

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

The increase in net new home orders was primarily due to having an average of twenty-seven selling communities during the three months ended September 30, 2014 as compared to an average of eight communities during the comparable period in 2013. The Citizens Acquisition which was completed on April 10, 2014, accounted for fifteen of these communities and was the main reason for the increase in number of average selling communities as well as for the increase in home backlog to 115 units as of September 30, 2014 as compared to 60 units as of September 30, 2013.

We had twenty-eight selling communities at September 30, 2014, as compared to seven selling communities at the end of the comparable period in 2013. Our homebuilding backlog value increased by $13.4 million, or approximately 52%, to $38.9 million at September 30, 2014 as compared to $25.5 million at September 30, 2013. The net increase in backlog was largely attributable to the increase in number of selling communities, which was mainly the result of the Citizens Acquisition, completed on April 10, 2014. However, as of September 30, 2014, seven of the currently active selling communities which were acquired as part of the Citizens Acquisition were in run off and each had fewer than ten units to sell. Consequently, the average number of selling communities in the South East may decrease in the near term. Our cancellation rate for the three months ended September 30, 2014 was 15.0% as compared to 21.4% for the three months ended September 30, 2013. The decrease was due primarily to loan qualification difficulties of potential home buyers in the prior year period.

The number of homes we sell during any quarter depends upon numerous factors including but not limited to market conditions, demand and availability of inventory to meet such demand. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter due mainly to the factors noted above. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Owned and Controlled Lots

As of September 30, 2014 and December 31, 2013, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,964 and 5,380 lots, respectively, as set forth in the tables below:

	As of September 30, 2014
	Owned	Controlled(1)	Total
Central Valley Area-California	1,617	43	1,660
Monterey Bay Area-California	1,451	—	1,451
South San Francisco Bay Area-California	104	435	539
Southern California	268	104	372
Puget Sound Area-Washington	893	25	918
North Carolina	189	110	299
South Carolina	51	404	455
Tennessee	64	206	270
Total	4,637	1,327	5,964

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,658	322	1,980
Monterey Bay Area-California	1,517	154	1,671
South San Francisco Bay Area-California	19	465	484
Southern California	—	251	251
Puget Sound Area-Washington	836	158	994
Total	4,030	1,350	5,380

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$35,086	$21,369	$13,717	64.2%
Homes delivered (units)	111	62	49	79.0%
Average selling price	$316	$345	$(29)	(8.4)%
Average cost of sales	$269	$267	$2	0.7%

Land development
Revenue	$20,264	$2,250	$18,014	800.6%
Lots sold (units)	197	30	167	556.7%
Average selling price	$103	$75	$28	37.3%
Average cost of sales	$82	$48	$34	70.8%

Other revenue
Revenue	$400	$—	$400	—%

Total revenue	$55,750	$23,619	$32,131	136.0%

Total revenue for the three months ended September 30, 2014 increased by $32.1 million, or 136.0%, to $55.8 million, as compared to $23.6 million for the three months ended September 30, 2013. The increase in revenue was primarily the result of increased home deliveries during the 2014 period attributable to several factors, including an increased number of selling communities, mainly due to the Citizens Acquisition, and a more favorable sales pace in some of those communities.

Homebuilding Revenue

Revenue from homebuilding for the three months ended September 30, 2014 increased by $13.7 million, or 64.2%, to $35.1 million, as compared to $21.4 million for the three months ended September 30, 2013. The increase was primarily the result of an increase in the number of homes delivered to 111 during the 2014 period, as compared to 62 during the 2013 period. The increase in number of homes delivered during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was partially attributable to the Citizens Acquisition completed on April 10, 2014, which added 15 selling communities. The average selling price per home (“ASP”) during the third quarter of 2014 decreased as compared to the comparable prior year quarter. The ASP for our West Coast operations was approximately $374,000 for the three months ended September 30, 2014, up from $345,000 from the same period last year, due to the difference in regional mix of homes delivered. The ASP for our South East operations, which began with our April 10, 2014 Citizens Acquisition, was approximately $236,000 for the three months ended September 30, 2014.

Land Development Revenue

Revenue from land development for the three months ended September 30, 2014 was $20.3 million, as compared to $2.3 million for the three months ended September 30, 2013. We sold 197 finished or entitled lots in California during the three months ended September 30, 2014, and 30 finished lots in Washington State during the comparable period in 2013. The increase in land development revenue was largely due to a greater number of lots sold during the third quarter of 2014 as well as higher ASP, as compared to the lots sold during the comparable 2013 period. The increase in ASP for the lots sold during the third quarter of 2014 was due to the sale of improved and unimproved parcels sold in the South San Francisco Bay Area and Central Valley which yielded relatively high revenue per lot due to the higher value of land.

Other revenue

Other revenue for the three months ended September 30, 2014 and 2013 was approximately $400,000 and zero, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts which commenced as a result of the Citizens Acquisition.

Gross Margin and Adjusted Gross Margin

	Three Months Ended September 30,
	2014	%	2013	%
	(In thousands)
Consolidated Adjusted Gross Margin
Revenue	$55,750	100.0%	$23,619	100.0%
Cost of sales	46,276	83.0%	17,991	76.2%
Gross margin	9,474	17.0%	5,628	23.8%
Add: interest in cost of sales	550	1.0%	394	1.7%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted gross margin(1)	$10,024	18.0%	$6,022	25.5%
Consolidated gross margin percentage	17.0%		23.8%
Consolidated adjusted gross margin percentage(1)	18.0%		25.5%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$35,086	100.0%	$21,369	100.0%
Cost of home sales	29,845	85.1%	16,558	77.5%
Homebuilding gross margin	5,241	14.9%	4,811	22.5%
Add: interest in cost of home sales	550	1.5%	392	1.8%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$5,791	16.5%	$5,203	24.3%
Homebuilding gross margin percentage	14.9%		22.5%
Adjusted homebuilding gross margin percentage(1)	16.5%		24.3%

Land Development Adjusted Gross Margin
Land development revenue	$20,264	100.0%	$2,250	100.0%
Cost of land development	16,079	79.3%	1,433	63.7%
Land development gross margin	4,185	20.7%	817	36.3%
Add: interest in cost of land development	—	—%	2	0.1%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted land development gross margin(1)	$4,185	20.7%	$819	36.4%
Land development gross margin percentage	20.7%		36.3%
Adjusted land development gross margin percentage(1)	20.7%		36.4%

Other Revenue Gross and Adjusted Margin
Revenue	$400	100.0%	$—	—%
Cost of revenue	352	88.0%	—	—%
Other revenue gross and adjusted margin	$48	12.0%	$—	—%
Other revenue gross and adjusted margin percentage	12.0%		—%
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

We believe this information is meaningful, because it isolates the impact that leverage and non-cash impairment and abandonment charges have on gross margin. However, because adjusted gross margin information excludes interest expense and impairment and abandonment charges, all of which have real economic effects and could materially impact our results, the utility of adjusted gross margin information as a measure of our operating performance is limited. In addition, other companies may not calculate adjusted gross margin information in the same manner as we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. The table above provides a reconciliation of adjusted gross margin numbers to the most comparable U.S. GAAP financial measure.

The decrease in our homebuilding gross margin percentage was primarily due to increased buyer incentives and interest costs during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Lower average selling prices in the 2014 quarter in comparison with the prior year quarter also served to lower the gross margin percentage for the 2014 quarter.

The decrease in our land development gross margin percentage for the three months ended September 30, 2014, as compared to the same period in 2013 was due to the difference in mix of lots sold. The property sold in the comparable prior year quarter contained a parcel in the Washington State which had a higher gross margin relative to the parcels sold in the 2014 quarter.

The increase in our other revenue gross and adjusted margin percentages was the result of the commencement of construction management services, which began with our April 10, 2014 Citizens Acquisition.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	2014	2013	2014	2013
	(In thousands)		As a percentage of Total Revenue
Sales and marketing	$3,486	$1,516	6.3%	6.4%
General and administrative	6,737	4,503	12.1%	19.1%
Total sales and marketing and general and administrative	$10,223	$6,019	18.4%	25.5%

Sales and marketing expense (“S&M expense”) for the three months ended September 30, 2014 increased by $2 million, or 130%, to $3.5 million as compared to $1.5 million for the same period in 2013. The increase in sales and marketing expenses for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily attributable to a 79% increase in the number of homes delivered as well as a 238% increase in the average number of selling communities. These increases also led to higher sales and marketing headcount, which increased personnel and related costs. As a percentage of total revenue, sales and marketing expenses decreased slightly to 6.3% during the three months ended September 30, 2014, as compared to 6.4% for the comparable prior year period. The decrease was due to a higher revenue base in 2014 relative to the increase in sales and marketing costs.

General and administrative expense (“G&A expense”) for the three months ended September 30, 2014 increased by $2.2 million to $6.7 million, as compared to $4.5 million for the same period in 2013. The increase in G&A expense was largely the result of increased headcount, which increased personnel and related costs. Office headcount increased to 120 employees as of September 30, 2014, which included 35 office employees associated with our Citizens Acquisition, as compared to 65 employees as of September 30, 2013. The three month period ended September 30, 2014 also included approximately $138,000 of non-recurring transaction costs related to the Citizens Acquisition; no such expenses were incurred during the comparable period in the prior year. As a percentage of total revenue, G&A expense decreased to 12.1% during the three months ended September 30, 2014, as compared to 19.1% for the comparable prior year period. The decrease was due to a higher revenue base in 2014 relative to the increase in G&A expense.

Other Income, net

Other income, net for the three months ended September 30, 2014 decreased by $38,000 to $17,000, as compared to $55,000 for the three months ended September 30, 2013.

Provision for Income Taxes

As a result of the analysis of all available evidence as of September 30, 2014 and September 30, 2013, we have recorded a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the three month period ended

September 30, 2014 or for the post-IPO period during the three month period ended September 30, 2013. No provision for income taxes was contemplated for the pre-IPO period during the three months ended September 30, 2013 as UCP, LLC was an entity disregarded from PICO during this pre-IPO period. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our consolidated net loss for the three months ended September 30, 2014 was $732,000 as compared to a consolidated net loss of $336,000 for the comparable period last year. The net loss attributable to Class A stockholders of UCP, Inc. was approximately $666,000, or $.08 per share of Class A common stock, for the three months ended September 30, 2014. The net loss attributable to Class A stockholders of UCP, Inc. was approximately $15,000, or $0 per share of Class A common stock for the post-IPO period of the three months ended September 30, 2013. The entire net loss for periods prior to the IPO was allocated to non-controlling interest.

Results of Operations - Nine Months Ended September 30, 2014 and 2013

Consolidated Financial Data

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
Revenue:
Homebuilding	$110,542	$46,609	$63,933
Land development	32,513	16,535	15,978
Other revenue	1,918	—	1,918
Total revenue	144,973	63,144	81,829
Cost of sales:
Homebuilding	91,721	36,500	55,221
Land development	25,466	11,149	14,317
Other cost of revenue	1,681	—	1,681
Gross margin	26,105	15,495	10,610
Expenses:
Sales and marketing	9,807	4,747	5,060
General and administrative	19,917	13,310	6,607
Total expenses	29,724	18,057	11,667
Loss from operations	(3,619)	(2,562)	(1,057)
Other income, net	103	318	(215)
Net loss	$(3,516)	$(2,244)	$(1,272)

Select Operating Metrics

	Nine Months Ended September 30,
	2014	2013	Change
Net new home orders (1)	319	165	154
Cancellation rate (2)	8.9%	12.2%	(3.3)%
Average selling communities during period (3)	22	7	15

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

The increase in net new home orders was primarily due to having an average of twenty-two selling communities during the nine months ended September 30, 2014, as compared to an average of seven selling communities during the comparable period in 2013. The Citizens Acquisition which was completed on April 10, 2014, accounted for fifteen of these communities. The increase in the number of new home orders due partly to the increase in number of selling communities from the Citizens Acquisition was primarily responsible for the increase in backlog (units) for the nine months ended September 30, 2014, as compared to the similar period during 2013.

Our cancellation rate for the nine months ended September 30, 2014 was 8.9% as compared to 12.2% for the comparable period in the prior year. The reduction was due in part to the influence of broader national factors, such as unease over the partial federal government shutdown and concerns over interest rate volatility, which adversely affected regional consumer confidence, especially in the prior year.

The number of homes we sell during any period depends upon numerous factors including but not limited to market conditions, demand, and availability of inventory to meet such demand. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Revenue

	Nine Months Ended September 30,
	2014	2013	Change
	(In thousands except homes delivered and lots sold)
Homebuilding
Revenue	$110,542	$46,609	$63,933	137.2%
Homes delivered (units)	301	131	170	129.8%
Average selling price	$367	$356	$11	3.1%
Average cost of sales	$305	$279	$26	9.3%

Land development
Revenue	$32,513	$16,535	$15,978	96.6%
Lots sold (units)	348	138	210	152.2%
Average selling price	$93	$120	$(27)	(22.5)%
Average cost of sales	$73	$81	$(8)	(9.9)%

Other revenue
Revenue	$1,918	$—	$1,918	—%

Total revenue	$144,973	$63,144	$81,829	129.6%

Total revenue for the nine months ended September 30, 2014 increased by $81.8 million, or 129.6%, to $145 million, as compared to $63.1 million for the nine months ended September 30, 2013. The increase in revenue was primarily the result of increased home deliveries during the 2014 period attributable to several factors, including an increased number of selling communities, mainly due to the Citizens Acquisition and a favorable sales pace in some of our communities.

Homebuilding Revenue

Revenue from homebuilding for the nine months ended September 30, 2014 increased by $63.9 million, or 137.2%, to $110.5 million, as compared to $46.6 million for the nine months ended September 30, 2013. The increase was primarily the result of an increase in the number of homes delivered to 301 during the 2014 period, as compared to 131 during the 2013 period and, to a lesser extent, an increase in the average selling price of homes to approximately $367,000 during the 2014 period, as compared to approximately $356,000 during the 2013 period. Of this increase in homebuilding revenue, approximately $60.5 million was related to an increased number of units delivered and approximately $3.3 million was attributable to an increase in average selling price. The increase in average selling price during the 2014 period was primarily the result of increased home deliveries at communities located in areas with higher home prices coupled with an overall improving real estate market.

Land Development Revenue

Revenue from land development for the nine months ended September 30, 2014 increased by $16.0 million, or 96.6%, to $32.5 million, as compared to $16.5 million for the nine months ended September 30, 2013. We sold 348 lots during the nine months ended September 30, 2014 and 138 lots during the comparable period in 2013. Of the $16 million increase in land development revenue, approximately $25.2 million was attributable to an increase in the number of lots sold in the 2014 period which was partially offset by a decrease in pricing period over period of approximately $9.4 million.

Other revenue

Other revenue for the nine months ended September 30, 2014 and 2013 was $1.9 million and zero, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts. The construction management services commenced as a result of the Citizens Acquisition.

Gross Margin and Adjusted Gross Margin-

	Nine Months Ended September 30,
	2014	%	2013	%
	(In thousands)
Consolidated Adjusted Gross Margin
Revenue	$144,973	100.0%	$63,144	100.0%
Cost of sales	118,868	82.0%	47,649	75.5%
Gross margin	26,105	18.0%	15,495	24.5%
Add: interest in cost of sales	2,026	1.5%	759	1.2%
Add: impairment and abandonment charges	173	0.1%	12	—%
Adjusted gross margin(1)	$28,304	19.5%	$16,266	25.8%
Consolidated gross margin percentage	18.0%		24.5%
Consolidated adjusted gross margin percentage(1)	19.5%		25.8%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$110,542	100.0%	$46,609	100.0%
Cost of home sales	91,721	83.0%	36,500	78.3%
Homebuilding gross margin	18,821	17.0%	10,109	21.7%
Add: interest in cost of home sales	2,023	1.8%	750	1.6%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$20,844	18.9%	$10,859	23.3%
Homebuilding gross margin percentage	17.0%		21.7%
Adjusted homebuilding gross margin percentage(1)	18.9%		23.3%

Land Development Adjusted Gross Margin
Land development revenue	$32,513	100.0%	$16,535	100%
Cost of land development	25,466	78.3%	11,149	67.4%
Land development gross margin	7,047	21.7%	5,386	32.6%
Add: interest in cost of land development	3	(0.1)%	9	0.1%
Add: impairment and abandonment charges	173	0.5%	12	0.1%
Adjusted land development gross margin(1)	$7,223	22.2%	$5,407	32.7%
Land development gross margin percentage	21.7%		32.6%
Adjusted land development gross margin percentage(1)	22.2%		32.7%

Other Revenue Gross and Adjusted Margin
Revenue	$1,918	100.0%	$—	—%
Cost of revenue	1,681	87.6%	—	—%
Other revenue gross and adjusted margin	$237	12.4%	$—	—%
Other revenue gross and adjusted margin percentage	12.4%		—%
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

The decrease in our homebuilding gross margin percentage was primarily due to increased cost of sales-homebuilding during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This was primarily attributable to a higher cost basis in the homes we sold during the 2014 period, an increase in buyer incentives and higher interest costs from increased borrowings.

The decrease in our land development gross margin percentage for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to a lower ASP for the lots we sold during the 2014 period and, to a lesser degree, a higher level of abandonment charges.

The increase in our other revenue gross and adjusted gross margin percentages was the result of the commencement of construction management services, which began with our April 10, 2014 Citizens Acquisition.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		As a percentage of Total Revenue
Sales and marketing	$9,807	$4,747	6.8%	7.5%
General and administrative	19,917	13,310	13.7%	21.1%
Total sales and marketing and general and administrative	$29,724	$18,057	20.5%	28.6%

S&M expense for the nine months ended September 30, 2014 increased by $5.1 million, or 106.6%, to $9.8 million, as compared to $4.7 million for the same period in 2013. The increase in sales and marketing expenses for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily attributable to a 129.8% increase in the number of homes delivered as well as to a 214.3% increase in the average number of selling communities. These increases also led to higher sales and marketing headcount, which increased personnel and related costs. As a percentage of total revenue, sales and marketing expenses decreased to 6.8% during the nine months ended September 30, 2014, as compared to 7.5% for the comparable prior year period. The decrease was due to a higher revenue base in 2014 relative to the increase in sales and marketing costs.

G&A expense for the nine months ended September 30, 2014 increased by $6.6 million to $19.9 million, as compared to $13.3 million for the same period in 2013. The increase in G&A expense for the nine months ended September 30, 2014, as compared to the same period of the prior year was largely the result of expenses associated with becoming a public company in July of 2013 and increased headcount, which increased personnel and related costs. Office headcount increased to 120 employees as of September 30, 2014, which included 35 office employees associated with our Citizens Acquisition, as compared to 65 employees as of September 30, 2013. Additionally, stock-based compensation expense of approximately $3 million was recorded for the nine months ended September 30, 2014, as compared to $935,000 for the comparable period in the prior year. The nine months ended September 30, 2014 also included approximately $778,000 of non-recurring transaction costs related to the Citizens Acquisition; no such expenses were incurred during the comparable period in the prior year. As a percentage of total revenue, G&A expense decreased to 13.7% during the nine months ended September 30, 2014, as compared to 21.1% for the comparable prior year period. The decrease was due to a higher revenue base in 2014 relative to the increase in G&A expense.

Other Income, net

Other income, net for the nine months ended September 30, 2014 decreased by $215,000 to $103,000, as compared to $318,000 for the nine months ended September 30, 2013. This decrease was primarily due to recognition of $150,000 of income during the prior year period relating to the settlement of a surety bond claim against a third party.

Provision for Income Taxes

As a result of the analysis of all available evidence as of September 30, 2014 and September 30, 2013, we have recorded a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the nine months ended September 30, 2014 or for the post-IPO period during the nine months ended September 30, 2013. No provision for income taxes was contemplated for the pre-IPO period during the nine months ended September 30, 2013 as UCP, LLC was an entity disregarded from PICO during this pre-IPO period. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our consolidated net loss for the nine months ended September 30, 2014 was approximately $3.5 million as compared to a consolidated net loss of $2.2 million for the comparable period last year. The net loss attributable to Class A stockholders of UCP, Inc. was $3 million, or $0.38 per share of Class A common stock, for the nine months ended September 30, 2014. The net loss attributable to Class A stockholders of UCP, Inc. was $15,000, or $0 per share of Class A common stock, for the post-IPO period of the nine months ended September 30, 2013. The entire net loss for periods prior to the IPO was allocated to non controlling interest.

Liquidity and Capital Resources

Our principal uses of capital for the three and nine months ended September 30, 2014 were funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity have been cash on hand, cash provided by operations and cash provided by financing activities (such as mortgage financing and construction and development financing). As of September 30, 2014, we had approximately $30.3 million of cash and cash equivalents.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding. For a description of our outstanding indebtedness as of September 30, 2014, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. On October 21, 2014, we completed a private offering of $75 million in aggregate principal amount of 8.5% Senior Notes due 2017. See Note 13 “Subsequent Events” to our Condensed Consolidated Financial Statements.

We believe that we have access to sufficient capital resources to fund our business for at least the next twelve months. We generally have the ability to defer future investment activity, such as developing land or building additional homes for sale, until such time as we have adequate capital resources available to us.

 Our funding strategy contemplates the use of debt and equity financing and the reinvestment of cash from operations. We seek to manage our balance sheet in a manner that provides us with flexibility to access various types of financing, such as equity capital, secured debt and unsecured debt financing. We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At September 30, 2014	At December 31, 2013
Debt	$59,353	$30,950
Stockholders’ equity	215,537	217,716
Total capital	$274,890	$248,666
Ratio of debt-to-capital	21.6%	12.4%
Debt	$59,353	$30,950
Less: cash and cash equivalents	30,347	87,503
Debt net cash	29,006	—
Stockholders’ equity	215,537	217,716
Total capital	$244,543	$217,716
Ratio of net debt-to-capital(1)	11.9%	—%

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

Cash Flows - Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

The following compares our cash flows for the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

•
Net cash used in operating activities was $41.7 million higher compared to 2013. The increased net use was primarily due to a $40.7 million increase in real estate inventory coupled with a relative net increase in other assets offset in part by a higher level of accrued liabilities and by a reduction in our net loss when adjusted for non-cash items of $2.5 million period over period. Cash used in or provided by operating activities is significantly impacted by, among other factors, the number of communities we have in various stages of development and will vary significantly over time.

•	Net cash used in investing activities increased by $14.5 million due mainly to the Citizens Acquisition during the second quarter of 2014.

•
Net cash provided by financing activities decreased by $93.6 million as a result of $105.5 million of proceeds received from the completion of our IPO in 2013, the elimination of net contributions from PICO received in 2013 of $12.1 million, the repurchase of Class A common stock in the amount of $1.6 million to settle employee withholding taxes stemming from the vesting of restricted stock units during the 2014 period and debt issuance cost of 200,000. The decrease in cash provided by financing activity from the 2013 period was partially offset by a net increase in borrowing of $25.7 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we may enter into purchase or option contracts to procure lots for development and construction of homes or for sale to third-party homebuilders. We are subject to customary obligations associated with entering into contracts for the purchase of land. These contracts to purchase properties typically require a cash deposit and are generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.

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

As of September 30, 2014, we had outstanding $3.7 million of cash deposits pertaining to purchase contracts for 1,327 lots with an aggregate remaining purchase price of approximately $92.9 million.

Our use of contracts provides us with an option to purchase land which depends on the availability of land sellers willing to enter into option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions and local market dynamics.

As of September 30, 2014, there were $59.4 million of outstanding principal balances on our various loan facilities. We had $67.3 million of availability under our secured revolving credit facilities subject to the borrowing base terms set forth in each of our secured revolving credit facilities. For additional information, see Note 7, “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facilities and our acquisition, construction and development loans. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the three and nine months ended September 30, 2014. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

We implemented a new ERP /accounting system during the quarter ended September 30, 2014. During the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system was conducted. This migration to a new system represents a material change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Accordingly, our system of internal control over financial reporting has been updated.

Changes in Internal Control Over Financial Reporting

Other than the foregoing, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various litigation and legal claims in the normal course of our business operations. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, home construction standards, sales practices, employment practices and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

The Citizens Acquisition involved the acquisition of assets used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee. In addition, in connection with the Citizens Acquisition, we increased our number of employees by approximately 50 people, working at locations in three additional states. Even though the business conducted with these assets is similar to the business we have historically conducted, we have been required to and expect to continue to devote significant management attention and resources to integrating these assets and these new employees with our business practices and operations. It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to fully achieve the anticipated benefits of the Citizens Acquisition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2013, a registration statement on Form S-1 (Registration No. 333-187735), relating to our IPO was declared effective by the SEC. Under this registration statement, we registered the offer and sale of 7,750,000 shares of Class A common stock, raising aggregate net proceeds of approximately $105.5 million. As of September 30, 2014, we have used approximately $75.2 million of the net proceeds from the IPO for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes. We intend to use the remaining net proceeds from the IPO for similar purposes. Pending these uses, these proceeds are currently held in various demand deposit accounts.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of UCP, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (filed May 12, 2014))
3.2	Amended and Restated Bylaws of UCP, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (filed May 12, 2014))
4.1	Specimen Class A Common Stock Certificate of UCP, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (filed May 21, 2013))
4.2	Investor Rights Agreement between PICO Holdings, Inc. and UCP, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (filed May 21, 2013))
4.3
Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed October 23, 2014))

31.1
Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of William J. La Herran, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

UCP, Inc.

Date:	November 10, 2014	By:	/s/	William J. La Herran
William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)