Form 10-K
period 2014-12-31
UCP, Inc.
filed 2015-03-16
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2014
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer Yes ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

At June 30, 2014, the aggregate market value of shares of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2014) was $76.5 million, which excludes shares of Class A common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s Class A common stock outstanding at June 30, 2014. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.
On March 10, 2015, the registrant had 7,925,161 shares of Class A common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  We expect to file our Proxy Statement within 120 days after December 31, 2014.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or similar expressions, we intend to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of, or increased prices, for labor, land or raw materials used in housing construction;

•	delays in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses;

•	access to resources to achieve operational efficiencies with revenue growth;

•	availability of qualified personnel and our ability to retain our key personnel.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption Risk Factors in this Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Company

We are a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina, and Tennessee. Dustin L. Bogue, our President and Chief Executive Officer, founded our company in 2004. In January 2008, we were acquired by PICO Holdings, Inc. (“PICO”), a NASDAQ-listed, diversified holding company, which allowed us to pursue opportunities resulting from the residential real estate downturn. In 2010, we formed Benchmark Communities, LLC (“Benchmark Communities”), our wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. On July 23, 2013, we completed our IPO. Since our acquisition by PICO, through the completion of our IPO, we operated as a wholly owned subsidiary of PICO. Subsequent to our IPO, PICO holds a majority of the voting power of UCP, Inc. and of the economic interests of UCP, LLC, the subsidiary through which we operate our business under the name UCP. As of December 31, 2014, PICO owned 57.2% of the economic interests of UCP, LLC and UCP, Inc. owned 42.8% of the economic interests of UCP, LLC.

On April 10, 2014, we completed the acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens”) used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, (the "Citizens Acquisition") in order to position us to expand our operations into markets located in North Carolina, South Carolina and Tennessee. The Citizens Acquisition provides increased scale and presence in established markets with immediate revenue opportunities through an established backlog. Additional synergies are expected in the areas of purchasing leverage and integrating the best practices in operational effectiveness.

In California, we primarily operate in the Central Valley area (Fresno and Madera counties), the Monterey Bay area (Monterey County), the South San Francisco Bay area (Santa Clara and San Benito counties) and in Southern California (Los Angeles, Ventura and Kern counties). In Washington State, we operate in the Puget Sound area (King, Snohomish, Thurston and Kitsap counties). In North Carolina, South Carolina and Tennessee, our operations are predominantly in the Raleigh, Charlotte, Myrtle Beach and Nashville markets. We believe that these areas have attractive residential real estate investment characteristics, such as favorable long-term population demographics, a demand for single-family housing that often exceeds available supply, large and growing employment bases, and high home affordability levels. We continue to experience significant homebuilding and land development opportunities in our current markets and are evaluating potential expansion opportunities in other markets that we believe have attractive long-term investment characteristics.

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

As of December 31, 2014, we owned or controlled 6,368 lots, providing us with significant lot supply, which we believe will support our business strategy for a multi-year period. We believe that our sizable inventory of well-located land provides us with a significant opportunity to develop communities and design, construct, and sell homes under our Benchmark Communities brand. While we expect to opportunistically sell select residential lots to third-party homebuilders when we believe that will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute our primary means of generating revenue growth for the foreseeable future. As of December 31, 2014, we had 100 completed homes and 250 homes under construction including 50 model homes, which we believe to be appropriate for our current growth plans.

When acquiring real estate assets, we focus on seeking maximum long-term risk-adjusted returns. Our underwriting and operating philosophies emphasize capital preservation, risk identification and mitigation, and risk-adjusted returns. Our operations have resulted in consolidated gross margin percentages of 17.4%, 23.1% and 26.5% for the years ended December 31, 2014, 2013, and 2012, respectively; and consolidated adjusted gross margin percentages of 19.0%, 24.7% and 29.0% for the years ended December 31, 2014, 2013, and 2012, respectively. Consolidated adjusted gross margin percentages are non-U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures. For a discussion of consolidated adjusted gross margin and a reconciliation of these percentages to the most comparable U.S. GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. We seek to mitigate our exposure to market downturns and capitalize on market upturns through the following key strategies:

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

Segments

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated to maximize its overall results. Based on this evaluation, the Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such all segment information for fiscal years 2013 and 2012 has been reclassified and is shown under the West homebuilding and land development reportable segments.

Segment	State
Homebuilding
West	California, Washington
Southeast	North Carolina, South Carolina, Tennessee
Land development	California, Washington

For a more detailed description of and financial information about our segments, see Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Homebuilding Operations

We build homes through our wholly owned homebuilding subsidiary, Benchmark Communities. Benchmark Communities operates under the principle that “Everything Matters!” This principle underlies all phases of our new home process including planning, construction, sales and customer service. We are diversified by product offering, which we believe reduces our exposure to any particular market or customer segment. Target home buyers vary by project and geographic market, in part dictated by each particular asset, its location, topography and competitive market positioning, and the amenities of the surrounding area and the community in which it is located.

We believe our target home buyers look for distinctive new homes; accordingly, we design homes in thoughtful and creative ways to create homes that we expect buyers will find highly desirable. We seek to accomplish this by collecting and analyzing information about our target home buyers and incorporating our analysis into new home designs. We source information about target home buyers from our experience selling new homes and through market research that enables us to identify design preferences that we believe will appeal to our customers. We target diverse buyer segments, including first-time buyers, first-time move-up buyers, second-time move-up buyers and move-down buyers. Most of our communities target multiple buyer segments, enabling us to seek increased sales pace and reduce our dependence on any single buyer segment.

We contract with third party architects, engineers and interior designers to assist our experienced internal product development personnel in designing homes that are intended to reflect our target customers’ tastes and preferences. In addition to identifying desirable design and amenities, this process includes a rigorous value engineering strategy that allows us to seek efficiencies in the construction process.

Customer Service

We seek to make the home buying experience friendly, effective and efficient. Our integrated quality assurance and customer care functions assign the same personnel at each community the responsibility for monitoring quality control and managing customer service. As a standard practice, we seek to communicate with each homeowner multiple times during their first two years of ownership in an effort to ensure satisfaction with their new home. Additionally, we monitor the effectiveness of our service efforts with third-party surveys that measure our home buyers’ perception of the quality of our homes and the responsiveness of our customer service. Our customer service program seeks to optimize customer care in terms of availability, response time and effectiveness, and we believe that it reduces our exposure to future liability claims. We believe that our continuing commitment to quality and customer service provides a compelling value proposition for prospective home buyers and reduces our exposure to long-term construction defect claims.

Homebuilding, Marketing and Sales Process

We typically develop communities in phases of four to twelve homes based upon projected sales rates. In order to reduce labor and material costs and administrative inefficiencies in the construction process, we adhere to an “even flow” construction methodology that allows us to standardize the timing of new home starts. Our even-flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs to us. Our even flow method provides us enhanced visibility, oversight, and control of the production process, and allows us to more effectively manage our working capital accounts.

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

Our sales and marketing process uses extensive advertising and promotional strategies, including Benchmark Communities’ website, community marketing brochures, and the use of billboards and other roadside signage. Brokerage operations are conducted through our wholly owned subsidiaries in each state, as follows:  (1) BMC Realty Advisors, Inc. (“BMC Realty”) in California and Washington; (2) Builders BMC, Inc. in North Carolina; (3) BMCH Tennessee, LLC in Tennessee; and (4) Benchmark Communities, LLC in South Carolina.
.

We typically staff two professional sales personnel at each of our communities. Our in-house sales teams have offices in their respective model complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales personnel work with potential buyers by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes and the selection of amenities. Our sales personnel are internally trained, generally have prior experience selling new homes in their respective markets and are licensed by applicable real estate oversight agencies.

Because we routinely introduce new home designs for most of our markets, model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and ten model homes. As of December 31, 2014, we owned 37 completed and 13 under construction model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted home buyers. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase with a price increase. We often use an on-site design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities.

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

We have quality control and customer service staff who seek to provide a positive experience for each home buyer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are responsible for providing after sales customer service. Our quality and service initiatives include taking home buyers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Warranty Program

We provide a “fit and finish” warranty on our home sales that covers workmanship and materials (2 years in the West operating segment and 1 year in the Southeast operating segment).  As is customary in the homebuilding industry, our trade partners who build our homes sign contracts with the provision to provide warranty repairs inside the fit and finish warranty period.

Along with our homeowners receiving warranty information, they also receive important home maintenance guidelines in an effort to help prolong the durability built into the home, along with minimizing long-term risk that is normally associated with the lack of homeowner maintenance.

The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the conditions, restrictions and procedures set forth in the warranty.  We accrue estimated warranty costs based upon our estimates of the amount we expect to pay for work under warranty.

There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by home buyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims; or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to the effective indemnification agreements with our subcontractors.

Raw Materials

When constructing homes we use various materials and components. It has typically taken us four to six months to construct a home, during which time we are subject to price fluctuations in raw materials.

Land Development

As a homebuilder and land developer, we are positioned to either build new homes on our lots or to sell our lots to third-party homebuilders. While our business plan contemplates building new homes on the majority of our lots, we proactively monitor market conditions and our operations allow us to opportunistically sell a portion of our lots to third-party homebuilders if we believe that will maximize our returns or lower our risk. We believe that our ability and willingness to opportunistically build on or sell our lots to third-party homebuilders afford us the following important advantages:

•	exploit periods of cyclical expansion by building on our lots;

•	manage our operating margins and reduce operating income volatility by opportunistically selling lots as operating performance and market conditions dictate; and

•	manage operating risk in periods where we anticipate cyclical contraction by reducing our land supply through lot sales.

We benefit from the long-standing relationships our executive management team has with key land owners, brokers, lenders, and development and real estate companies in our markets that have provided us with opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that our financial position, positive reputation in our markets among potential land sellers and brokers as a homebuilder and land developer, as well as track record of acquiring lots since 2008 provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner, which in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions privately, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

The land development process in our markets can be very complex and often requires highly-experienced individuals that can respond to numerous unforeseen challenges with a high degree of competency and integrity. We actively seek land acquisition opportunities where others might seek to avoid complexities, as we believe we can add significant value through our expertise in entitlements, re-entitlements, horizontal land planning and development, and by designing and selling homes to targeted home buyer segments that are attracted to our differentiated new home products.

Acquisition Process

Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate.

We leverage our relationships with land owners, brokers, developers and financial institutions, and our history of purchasing land since 2008, to seek the “first look” at land acquisition opportunities or to evaluate opportunities before they are broadly marketed. We use a variety of transaction structures, including purchase and option contracts, to maximize our risk-adjusted return, with particular emphasis on reducing our risk, conserving our capital and accommodating the particular needs of each seller.

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
Construction Management Services
In addition to homebuilding and land development, with the completion of the Citizens Acquisition, we now provide construction management services whereby we build homes on behalf of property owners. Generally, the property owners fund all project costs incurred by us to build the homes. We primarily enter into “cost plus fee” contracts whereby we charge property owners for all project costs plus a negotiated management fee. In the course of providing construction management services, we routinely subcontract for construction services.

Owned and Controlled Lots

As of December 31, 2014, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,368 lots. The following table presents certain information with respect to our owned and controlled lots as of December 31, 2014.

	As of December 31, 2014
	Owned	Controlled(1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368

(1)	Controlled lots are those subject to a purchase or option contract.

Our Financing Strategy

We intend to use debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on attractive terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2014, the Company had approximately $134.5 million in loan commitments, of which approximately $87.3 million was available to us to draw upon.

Our indebtedness is primarily comprised of our 8.5% Senior Notes due 2017, (the "Senior Notes"), project-level secured acquisition, development and constructions loans. Substantially all of our project debt is guaranteed by UCP, LLC and UCP, Inc. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. Though we intend to remain prudently capitalized, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

Revenue by Geographic Region

The following table sets forth our revenues and units delivered by geography for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Sales Revenue	Units Delivered	Sales Revenue	Units Delivered	Sales Revenue	Units Delivered
Home Sales	In thousands		In thousands		In thousands
West	$128,334	309	$72,511	196	$14,060	41
Southeast	27,083	123	—	—	—	—
Total Home Sales	$155,417	432	$72,511	196	$14,060	41

Lot Sales
West	32,513	348	20,215	253	44,066	560
Total Land Sales	$32,513	348	$20,215	253	$44,066	560

Other (1)
Southeast	3,253	n/a	—	n/a	—	n/a
Total Other	3,253		—		—
Total Revenue	$191,183	780	$92,726	449	$58,126	601

(1) Other revenue relates to construction management services, which began in April 2014 with our Citizens Acquisition.

Government Regulation and Environmental Matters

We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement, and sale of our communities in certain states and localities in which we operate. We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which we operate. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

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

We are also subject to a variety of local, state, and federal laws and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs; and prohibit or severely restrict development and homebuilding activity.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application.

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

Competition

The homebuilding and land development industry is highly competitive. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, financing, desirable land parcels, raw materials and skilled management and labor resources. We also compete with sales of existing homes and, to a lesser extent, with the rental housing market. Our homes compete on the basis of design, quality, price and location. In addition to home sales, we sell lots to third-party homebuilders. We compete for land buyers with other land owners. Our land holdings compete on the basis of quality, market positioning, location and price. The homebuilding and land development industry has historically been subject to significant volatility. We may be at a competitive disadvantage with regard to certain of our national competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market.

We compete directly with a number of large national homebuilders such as D. R. Horton Inc., Hovnanian Enterprises, Inc. and Lennar Corporation who are larger than we are and may have greater financial and operational resources than we do. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

Employees

As of December 31, 2014, we had 173 employees consisting of 33 executive, management or administrative personnel, 93 construction personnel and 47 sales and marketing personnel. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that we have good relations with our employees and subcontractors.

Executive Officers

The executive officers of UCP, Inc. are:

Name	Age	Position
Dustin L. Bogue	40	President, Chief Executive Officer and Director
William J. La Herran	49	Chief Financial Officer and Treasurer

Dustin L. Bogue.    Mr. Bogue has served as our President and Principal Executive Officer since 2008 and, following our IPO, now serves as our President and Chief Executive Officer and as a member our board of directors. Mr. Bogue was involved with the formation of our predecessor, Union Community Partners, LLC in 2004. Mr. Bogue was instrumental in Union Community Partners, LLC’s acquisition and entitlement of several communities in Northern California. In 2008, Union Community Partners, LLC was acquired by PICO and its name was changed to UCP, LLC. Mr. Bogue was instrumental in creating our subsidiary, Benchmark Communities in 2010, with the goal of creating outstanding communities with exceptional value and sustainability. Since Union Community Partners, LLC’s inception in 2004, Mr. Bogue has been principally responsible for developing the strategic direction of our Company and our operations. Prior to joining our Company, Mr. Bogue was a vice president of development and sales at Landcastle Real Estate from 2001 to 2004. From 1999 to 2001, Mr. Bogue worked for Wellington Corporation of Northern California, a subsidiary of Triple Five National Development Company. At Wellington, Mr. Bogue was a director of land acquisitions and development, managing Wellington’s California real estate portfolio, including acquisition, disposition and development. Additionally, at Wellington, Mr. Bogue was actively involved in creating two technology start-ups: Bridgewater Ventures, an early-stage venture capital company, and Cenatek, Inc., a solid-state storage device company where Mr. Bogue served as an executive vice president.

William J. La Herran.    Mr. La Herran has served as our Chief Financial Officer since 2005 and, following our IPO, continues to serve in the same role and as our Treasurer. Mr. La Herran has over 29 years of finance experience in a broad array of industries and financing structures. Prior to joining our Company, Mr. La Herran was the Senior Vice President at United American Bank, a banking start-up located in San Mateo, California from 2004 to 2005. Prior to working at United American Bank, Mr. La Herran spent more than six years, from 1998 to 2004, in the high technology industry at Deutsche Bank, Sand Hill Capital and City National Bank. Mr. La Herran spent several years in international banking with Banque National de Paris and Westpac Banking Corporation. Mr. La Herran was a co-founder and a board member of Envision Schools, Inc., a non-profit charter high school organization in San Francisco, and was a board member at St. Matthew’s Catholic School in San Mateo. Mr. La Herran received his B.S. in Business from St. Mary’s College in Moraga, California.

Our Reorganization and our IPO

Historically, we operated our business through UCP, LLC and its subsidiaries, which, prior to our IPO, were indirect wholly owned subsidiaries of PICO. In anticipation of our IPO, UCP, Inc. was incorporated in the State of Delaware on May 7, 2013, as a wholly owned subsidiary of PICO. The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit (as defined below) held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2014, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 57.2% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, which equals PICO’s economic interest in the Company. PICO effectively has control over the outcome of votes on all matters requiring approval by the Company’s stockholders. As described in more detail below, each Series A Unit of UCP, LLC can be exchanged for one share of Class A common stock.

Upon completion of our IPO, UCP, Inc. issued 7,750,000 shares of Class A common stock at a public offering price of $15.00 per share and received net proceeds of $105.5 million after deducting the underwriting discount and other offering costs. UCP, Inc. invested these net proceeds into UCP, LLC and acquired UCP, LLC’s newly-issued Series B UCP, LLC Units (as defined below), which represented a 42.3% economic interest in UCP, LLC; PICO, through its ownership of UCP, LLC Series A Units, held the remaining 57.7% economic interest in UCP, LLC. UCP, Inc. is a holding company, and its sole material asset is its equity interest in UCP, LLC. The net proceeds of $105.5 million from the IPO were used by UCP, Inc. for acquiring the 42.3% ownership in UCP, LLC.

In connection with our IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), which are held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which are held solely by PICO (and its permitted transferees). UCP, Inc. purchased 7,750,000 UCP, LLC Series B Units through its investment in UCP, LLC with the net proceeds from our IPO. The UCP, LLC Series B Units rank on parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. Subsequent to our IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc., operates and controls all of the business and affairs and consolidates the financial results of UCP, LLC and its subsidiaries.

Pursuant to the Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC, UCP, Inc. has the right to determine when distributions (other than tax distributions) will be made to the members of UCP, LLC and the amount of any such distributions. If UCP, Inc. authorizes a distribution, such distribution generally will be made to the members of UCP, LLC pro rata in accordance with their respective percentage interests. During the year ended December 31, 2014, UCP, LLC made a distribution of $674,000 to PICO toward its tax liability and a pro rata distribution of approximately $504,000 to UCP, Inc. There were no other distributions by UCP, LLC for the year ended December 31, 2014.

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

The diagram below depicts our organizational structure immediately following our IPO:

(1)
Excludes Class A restricted stock units ("RSUs") and Stock Options ("Options") granted to the members of our management team, other officers and employees and our directors pursuant to our 2013 Long-Term Incentive Plan.

(2)
We carry out our business generally through a number of operating subsidiaries and project-specific subsidiaries that are directly or indirectly wholly owned by UCP, LLC.  Benchmark Communities, LLC, a Delaware limited liability company, is our wholly owned general contractor subsidiary in all states except North Carolina.  Benchmark Builders North Carolina, LLC, a Delaware limited liability company, is our wholly owned general contractor subsidiary in North Carolina.  BMC Realty Advisors, Inc., a California corporation, is our wholly-owned subsidiary through which we conduct real estate brokerage activities relating to our business in California and Washington.  Builders BMC, Inc., a Delaware corporation, is our wholly-owned subsidiary through which we conduct real estate brokerage activities relating to our business in North Carolina.  BMCH Tennessee, LLC, a Delaware limited liability company, is our wholly-owned subsidiary through which we conduct real estate brokerage activities relating to our business in Tennessee.  Benchmark Communities, LLC, a Delaware limited liability company, is our wholly-owned subsidiary through which we conduct real estate brokerage activities relating to our business in South Carolina.

Exchange Agreement

In connection with our IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2014, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,515,216 shares of Class A common stock outstanding. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

Tax Receivable Agreement

In connection with our IPO, the Company entered into a tax receivable agreement (“TRA”) with PICO. When PICO sells or exchanges its UCP, LLC Series A Units for shares of the Company’s Class A common stock, such a sale or exchange by PICO would result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange. An increase in tax basis is expected to increase the Company's depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that the Company would otherwise be required to pay in the future. Under the TRA, the Company generally is required to pay to PICO 85% of the applicable cash savings in U.S. federal and state income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of sales or exchanges of the UCP, LLC Series A Units held by PICO for shares of Class A common stock, leaving the Company with 15% of the benefits of the tax savings. Cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of income taxes that the Company would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. If the Company would not have reported taxable income in a given year had there been no increase in the tax basis of assets as a result of the exchanges, no payment under the TRA for that taxable year is required because no tax savings will have been realized.

As of December 31, 2014, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments, will vary depending on a number of factors, including:

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

The effects of the TRA on the Company’s consolidated balance sheet if PICO elects to exchange all or a portion of its UCP, LLC Series A Units for the Company’s Class A common stock are expected to be as follows:

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

Transition Services Agreement and Investor Rights Agreement

UCP, Inc. also entered into a Transition Services Agreement with PICO, pursuant to which PICO provides certain services to UCP, Inc., including, among other things, accounting, human resources and information technology services. The initial term of the Transition Services Agreement expired on July 23, 2014 after which we exercised the right to renew for two ninety day periods. These renewal terms expired on January 23, 2015 and the agreement will now continue on a month-to-month basis until cancelled by us upon thirty days prior written notice or by PICO upon sixty days prior written notice. As of December 31, 2014, we were mainly receiving human resources services under the TSA.

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

Corporate Information
Our principal executive offices are located at 99 Almaden Boulevard, Suite 400, San Jose, California 95113. Our telephone number is (408) 207-9499. Our website is located at www.unioncommunityllc.com. Our homebuilding subsidiary, Benchmark Communities, also maintains an Internet website at www.benchmarkcommunities.com. The information that is found on or accessible through our websites is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or document that we file with or furnish to the Securities and Exchange Commission (the "SEC"). We have included our website addresses in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to our websites.
We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make our Code of Business Conduct and Ethics for our directors, officers and employees available on our website on the Corporate Governance page under the Investor Relations section of our website.
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

Set forth below are the risks that we believe are material to our investors. You should carefully consider the following risks and the other matters in this Annual Report on Form 10-K and incorporated herein by reference in evaluating our business and prospects. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, liquidity, the market price of our Class A common stock and our ability to achieve our objectives, which in turn could cause our stockholders to lose all or part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note about Forward -Looking Statements” elsewhere in this Annual Report on Form 10-K.
Material factors that may adversely affect our business, operations and financial condition are summarized below. See “Special Note About Forward-Looking Statements.”
Risks Related to Our Business
Our long-term growth depends, in part, upon our ability to successfully identify and acquire desirable land parcels for residential buildout, which may become limited due to a variety of factors.
Our future growth depends, in part, upon our ability to successfully identify and acquire attractive land parcels in geographic areas in which we operate for development of single-family homes at reasonable prices, either by ourselves, through Benchmark Communities, or by our third-party homebuilder customers. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and our revenue and gross margin could decline. To the extent that we are unable to purchase land parcels or enter into new contracts or options for the purchase of land parcels at reasonable prices, our revenue and results of operations could be negatively impacted.
Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability and cost of financing for acquisitions, construction and mortgages, interest rate levels, inflation and demand for housing. The health of the residential homebuilding industry may also be significantly affected by “shadow inventory” levels during recessionary and recovery periods.
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
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is a risk that the value of the land owned by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under purchase, option or similar contracts may be put at risk.
Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject land valuations to uncertainty. Moreover, our valuations are made on the basis of assumptions, including assumptions relating to economic conditions and demographics, that may prove to be inaccurate. If housing demand fails to meet our expectations when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we sell homes that we build or land that we own.
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
We operate in a very competitive environment which is characterized by competition from a number of other homebuilders and land developers in each of the markets in which we operate. Additionally, there are relatively low barriers to entry into our business and new competitors arise from time to time. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may develop land and construct housing units that are superior or substantially similar to our products, which could make our products less attractive to consumers.

We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. Many of these competitors have longer operating histories and greater financial and operational resources than we do. Additionally, many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.
Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, adversely affect our market share and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale or discounting of home prices could adversely affect pricing for homes in the markets in which we operate. Oversupply and price discounting can be exacerbated by supply from the resale, or “previously owned,” home market, with which we also compete. Oversupply and price discounting have periodically adversely affected certain markets, and it is possible that our markets will be adversely affected by these factors in the future. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.
If home buyers are not able to obtain suitable mortgage financing, due to more stringent lending standards, rising interest rates, changes in regulation, reduced investor demand for mortgage loans and mortgage backed securities, changes in the relationship between Fannie Mae and Freddie Mac and the federal government or other reasons, our results of operations may decline.
A majority of home buyers finance their home purchases through lenders that provide mortgage financing. Although there has been some improvement amid a general lift in housing prices over the recent years, the availability of mortgage financing remains constrained, due in part to lower mortgage valuations on properties, various regulatory changes and lower risk appetite by lenders, with many lenders requiring increased levels of financial qualification, lending at lower multiples of income and requiring larger down payments. First-time home buyers are generally more affected by the availability of mortgage financing than other potential home buyers. These buyers are a key source of demand for new homes. A limited availability of home mortgage financing may adversely affect the volume of our home and land sales and the sales prices we achieve.
Additionally, housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home, such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Any decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the reduction in the types of financing products available, will make it more difficult for home buyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up home buyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up home buyers to sell their current homes. The housing industry is benefiting from the current low interest rate environment, which has allowed many home buyers to obtain mortgage financing with relatively low interest rates as compared to long-term historical averages. While the timing of any increase in interest rates is uncertain, it is widely expected that interest rates will increase, and any such increase will make mortgage financing more expensive and adversely affect the ability of home buyers to purchase our homes. The recent disruptions in the credit markets and the curtailed availability of mortgage financing has adversely affected, and is expected to continue to adversely affect, our business, prospects, liquidity, financial condition, results of operations and cash flows as compared to prior periods.
Beginning in 2008, the mortgage lending industry has experienced significant instability, beginning with increased defaults on sub-prime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering sub-prime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac or loans that did not meet Federal Housing Administration (“FHA”) and Veterans Administration requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes.

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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which were to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in originating and servicing mortgages, limitations on certain fees and incentive arrangements, and retention of credit risk. A majority of the implementing rules have been finalized and are now in effect. These rules have only been in effect for a short time, so the effect of such provisions on lending institutions remains uncertain. Market reaction to these requirements could reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction or cost increase could result in a decline of our home and land sales, which could materially and adversely affect us.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of single-family homes in residential subdivisions, including planned communities, in Northern California, Washington State, North

Carolina, South Carolina and Tennessee. In California, we principally operate in the Central Valley area, the Monterey Bay area and the South San Francisco Bay area; in Washington State, we operate in the Puget Sound area. During 2014, we began to expand our operations into North Carolina, South Carolina and Tennessee. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.
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
The homebuilding and land development industry is capital-intensive and requires significant up front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have in the recent past experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for development or to develop housing.
Additionally, if we cannot obtain funds required for the purchase of land under our purchase or option contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Supply shortages and other risks related to demand for building materials and/or subcontracted trade labor could increase costs and delay deliveries.
There is a high level of competition in the homebuilding industry and the housing market for subcontracted trade labor and building materials that can, among other things, cause increases in land development and home construction costs, and development and construction delays. Shortages or upward price fluctuations in lumber, drywall, concrete and other building materials, and subcontracted trade labor, whether due to a small supplier base or supplier capacity constraints, increased residential construction activity, international demand, the occurrence of or rebuilding after natural disasters or other reasons, can also have an adverse effect on our business. We may not be able to raise our selling prices to cover such increases in land development and home construction costs because of market conditions, including competition for homebuyers from other homebuilders and resale homes. Sustained increases in land development and home construction costs due to higher subcontracted trade labor rates or elevated lumber, drywall, concrete and other building materials prices and/or our limited ability to successfully contain these costs may, among other things, decrease our housing gross profit margins, while shortages of subcontracted trade labor or building materials due to competition or other factors may delay deliveries of homes and our recognition of revenues. As a result, these negative items, should they occur, individually or together, could have a material and adverse impact on our consolidated financial statements.

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
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. For example, our California markets are in areas which have historically experienced significant earthquake activity and seasonal wildfires. Other unique meteorologic and geographic conditions exist in all of the markets in which we operate.
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
The Citizens Acquisition involved the acquisition of assets used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee. In addition, in connection with the Citizens Acquisition, and at the time of the acquisition, we increased our number of employees by approximately 50 people, working at locations in three additional states. Even though the business conducted with these assets is similar to the business we have historically conducted, we have devoted, and we expect to continue to devote, significant management attention and resources to integrating these assets, related systems, and these new employees into our business and its practices and operations. It is possible that the integration process could result in the distraction of our management, the disruption of our historical business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to fully achieve the anticipated benefits of the Citizens Acquisition.
Continued acquisition activity could expose us to additional risks and future results will suffer if we do not effectively manage our expanded operations.
We may continue to expand our operations through additional acquisitions and other strategic transactions. In connection with any such transactions, we may be required to integrate geographically diverse operations, additional employees, and different information technology and management systems, which may involve complex challenges. Our future success will depend, in part, upon our ability to: manage our expansion opportunities; integrate new operations into our existing business in an efficient and timely manner; successfully monitor our operations, costs and regulatory compliance; and develop and maintain other necessary systems, processes and internal controls. We cannot assure you that our expansion or acquisition initiatives will be successful, or that we will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. For example, we may be required to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation programs, business plans and growth potential, which would likely require significant management time and attention. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business. Depending upon the circumstances of any particular acquisition, successful integration may depend, in large part, on retaining key personnel who have, for example, unique experience or business relationships. The loss of key personnel at any business we may acquire could result in a disruption of operations, a loss of information and business relationships, unanticipated recruitment and training costs, and otherwise diminish anticipated benefits of any such acquisitions. Acquisitions could also result in our assumption of unknown contingent liabilities, which could be material, expose us to the risk of impaired inventory and other assets relating to the acquisition, and the risks associated with entering markets in which we have limited or no direct experience. When financing any acquisitions, we may choose to issue additional shares of our Class A common stock or incur substantial additional indebtedness. Issuance of additional shares of Class A common stock would dilute the ownership interest of existing stockholders.
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
The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. Certain of our markets have recently begun to exhibit a scarcity of skilled labor relative to increased homebuilding demand in these markets. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. During the last economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market. A reduction in available tradespeople will likely exacerbate labor shortages if demand for new housing continues to increase. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as guarantees, cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements which apply to any given site vary according to multiple factors, including the site’s location, its environmental conditions, the current and former uses of the site, the presence or absence of state-listed or federal-listed endangered or threatened plants or animals or sensitive habitats, and conditions at nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. We are also subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations governing the permits and other approvals for our projects and operations. Sometimes regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.
In addition, in cases where a state-listed or federally-listed endangered or threatened species is involved and related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on, or the prohibition of, development and building activity in identified environmentally sensitive areas. For example, the state- and federally-listed California Tiger Salamander may be present at our East Garrison property. The U.S. Fish and Wildlife Service (“USFWS”) granted permission to take the salamander as a matter of federal law in October 2005. California, however, did not list this salamander, as a state -threatened species until 2010. We are currently implementing ongoing management measures for the California Tiger Salamander pursuant to agreements with, and in accordance with an incidental take authorization from, the USFWS. Subsequent to the state listing, we filed a permit application with the California Department of Fish & Wildlife with respect to management of the California Tiger Salamander. California Department of Fish & Wildlife has indicated that it intends to issue the 2081 permit in early 2015. However, until received there can be no assurance as to whether or when the California Department of Fish & Wildlife will issue the requested incidental take permit, or whether any permit terms will be unexpectedly restrictive or costly, conflict with any existing agreement with the USFWS, result in project delays or require changes to existing development or building plans.
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
For our projects we obtain liability insurance that generally covers subcontractors. If we cannot effectively recover construction defect liabilities and costs of defense, or if we have self-insured, we may suffer losses. Coverage may be further restricted and become even more costly. Such circumstances could adversely affect our business, prospects, liquidity, financial condition and results of operations. Further, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and our home sales.
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
Our success depends to a significant degree upon the contributions of certain key senior management personnel including, but not limited to, Dustin L. Bogue, our President and Chief Executive Officer, and William J. La Herran, our Chief Financial Officer, each of whom would be difficult to replace. Although we entered into employment agreements with Messrs. Bogue and La Herran, there is no guarantee that these executives will remain employed by us. If any of our key senior management personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key senior management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key senior management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key senior management life insurance that would provide us with proceeds in the event of death or disability of any of our key senior management personnel.
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
Information technology failures and data security breaches could harm our business.
We use information technology for financial and operational management functions to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, we use information technology, digital telecommunications and other computer resources to carry out important operational and promotional marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources, including our primary websites, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources, including our primary websites, could damage our reputation and cause us to lose customers, orders, deliveries of homes and revenues, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our buyers and business partners), and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, expenses that we may not be able to recover in whole or in any part from our service providers or responsible parties, or their or our insurers. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines and cause reputational harm, could have a material and adverse effect on our business and consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.
Risks Related to our Controlling Stockholder
PICO holds a majority equity interest in our Company and its interests may not be aligned with ours or those of our other investors.
PICO holds 57.2% of the voting power of UCP, Inc. For so long as PICO continues to beneficially own a controlling stake in us, PICO will have the power to elect and remove all of our directors and to approve any action requiring the majority approval of our stockholders. PICO also has the power to transfer its controlling stake in our Company. In addition, pursuant to an Investor Rights Agreement that we entered into with PICO, PICO will have the right to nominate two individuals for election to our board of directors for as long as PICO owns 25% or more of the combined voting power of our outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock (in each case, excluding any shares of our common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares); and Messrs. Bogue, La Herran and James W. Fletcher, the President of our Northern California Division, have agreed to vote all shares of our Class A common stock that they own in favor of such PICO nominees in any election of directors for as long as PICO owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock. In the event that any board member nominated by PICO shall for any reason cease to serve as a member of our board of directors during his or her term of office, the resulting vacancy on the board will be filled by an individual selected by PICO.
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
As a "controlled company" within the meaning of the corporate governance rules of the NYSE, we use exemptions from certain corporate governance requirements. As a result, holders of our Class A common stock may not have the same degree of protection as that afforded to the stockholders of companies that are subject to all the corporate governance requirements of the NYSE.
We are a "controlled company" within the meaning of the corporate governance rules of the NYSE as a result of the ownership positions and voting rights of PICO. A "controlled company" is a company of which more than 50% of the voting power is held by an individual, group or another company. More than 50% of the combined voting power of our outstanding Class A and Class B common stock is held by PICO. As a controlled company, we are entitled to not comply with certain corporate governance of the NYSE that would otherwise require our board of directors to have a majority of independent directors and our compensation committee and our nominating and corporate governance committee to be comprised entirely of independent directors, have written charters addressing such committee's purpose and responsibilities and perform an annual evaluation of such committee. Accordingly, holders of our Class A common stock do not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE and the ability of our independent directors to influence our business policies and affairs may be reduced.
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
Pursuant to a Transition Services Agreement with PICO, PICO provides us with accounting, human resources and information technology functions. Upon expiration of this agreement, even if we seek to continue to receive these services from PICO, PICO may be unwilling to renew the agreement or only willing to renew the agreement on less favorable terms. If this were to happen, it is likely that we would incur increased costs to internalize or subcontract the functions that were previously provided to us by PICO through the Transition Services Agreement. The initial term of the Transition Services Agreement expired on July 23, 2014 after which we exercised the right to renew for two ninety day periods. These renewal terms expired on January 23, 2015 and the agreement will now continue on a month-to-month basis until cancelled by us upon thirty days prior written notice or by PICO upon sixty days prior written notice.

Risks Related to Our Indebtedness
We have substantial indebtedness, which may exacerbate the adverse effect of any declines in our business, industry or the general economy and exposes us to the risk of default. We may be unable to service our indebtedness.
As of December 31, 2014, we had approximately $135.5 million of consolidated outstanding debt (including capital lease obligations but excluding intercompany liabilities). Our organizational documents do not limit the amount of indebtedness we may incur, our board of directors may change our target debt levels at any time without the approval of our stockholders or creditors and we may incur significant additional indebtedness in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by the instruments and agreements governing out outstanding indebtedness, could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•
    we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to complete our development pipeline, capitalize upon emerging acquisition opportunities, fund working capital or capital expenditures, or meet our other business needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•
    we may be required to maintain certain debt and coverage and other financial ratios at specified levels, which may limit our ability to obtain additional financing in the future, thereby reducing our financial flexibility to react to changes in our business;

•	our vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $57.3 million of our indebtedness bears interest at variable rates, which exposes us to increased interest expense in a rising interest rate environment;

•	we may be at a competitive disadvantage relative to our competitors that have less indebtedness;

•	our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited; and

•
    we may default on our indebtedness by failure to make required payments or to comply with certain covenants, which could result in an event of default entitling a creditor to declare all amounts owed to it to be due and payable, and possibly entitling other creditors (due to cross-default or cross-acceleration provisions) to accelerate the maturity of amounts owed to such other creditors or, if such indebtedness is secured, to foreclose on our assets that secure such obligation.

The occurrence of any one of these events could have a material adverse effect on our financial condition, liquidity, results of operations and/or business.
Our ability to make interest and principal payments on our indebtedness, complete our development pipeline and fund other planned capital expenditures and expansion efforts (including any strategic acquisitions we may make in the future), will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to refinance our indebtedness when it matures or to fund other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing debt instruments restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We cannot assure you that we will be able to service or refinance our indebtedness on commercially reasonable terms or at all.
The agreements governing our indebtedness, including our indenture, contain various covenants and other provisions which limit management’s discretion in the operation of our business, reduce our operational flexibility and create default risks.
The agreements governing our existing indebtedness, including the indenture relating to the Senior Notes, contain covenants and other provisions that impose significant restrictions on us and our subsidiaries. The indenture contains covenants that restrict, among other things, our and our subsidiaries’ ability to:
•    incur or guarantee additional unsecured and secured indebtedness;
•    pay dividends and make certain investments and other restricted payments;
•    acquire unimproved real property;
•    create or incur certain liens;

•    transfer or sell certain assets; and
•    merge or consolidate with other companies or transfer or sell all or substantially all of our consolidated assets.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete, and we may be unable to amend, or obtain a waiver of, any applicable covenant in any given situation.
The indenture also requires, and certain of our and our subsidiaries’ acquisition, construction and development loan agreements require, us to maintain specified financial measures and ratios and satisfy financial condition tests. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Senior Notes.
A breach of any of these covenants or covenants under any other agreements governing our indebtedness or our subsidiaries indebtedness could result in an event of default. Such a default may allow the creditors, if the agreements so provide, to declare the related debt immediately due and payable, as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, lenders may have the right in these circumstances to terminate any commitments they have to provide further borrowings. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt agreements if accelerated upon an event of default. In addition, if we were unable to repay or refinance any secured debt that becomes accelerated, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our or our subsidiaries’ ownership interests in land parcels (and improvements thereon), and such assets may not be sufficient to repay such debt in full.
Secured indebtedness exposes us to the possibility of seizure of the pledged collateral.
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our pledged land parcels or other assets, because defaults under such indebtedness may result in foreclosure actions initiated by lenders. As of December 31, 2014, we had mortgage indebtedness of approximately $60.9 million. This debt is secured by project-level real estate (i.e., real estate held in special purpose entities formed to hold the real estate interests for particular projects).
Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.
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

Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. During periods of volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.
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
UCP, Inc. is a holding company and has no material assets other than its ownership of membership interests in UCP, LLC. UCP, Inc. has no independent means of generating revenue other than the operations of UCP, LLC that it owns and controls. We intend to cause UCP, LLC to make distributions to its members in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us, as well as any payments due under the Tax Receivable Agreement, as described below. Future financing arrangements may contain negative covenants, limiting the ability of our operating subsidiaries to declare or pay dividends or make distributions. To the extent that UCP, Inc. needs funds, and UCP, LLC and/or its subsidiaries are restricted from making such distributions under applicable law or regulations, or otherwise unable to provide such funds, for example, due to restrictions contained in the indenture governing our Senior Notes, certain of our subsidiary level project financings or in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.
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
The Tax Receivable Agreement provides that upon certain changes of control, or if, at any time, we either materially breach our obligations under the Tax Receivable Agreement or elect an early termination of the Tax Receivable Agreement, our (or our successor’s) obligations with respect to UCP, LLC Series A Units would be based on certain assumptions, including that (a) all the UCP, LLC Series A Units are deemed exchanged for their fair value, (b) we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the

Tax Receivable Agreement and (c) the subsidiaries of UCP, LLC will sell certain non-amortizable assets (and realize certain related tax benefits) no later than a specified date. In each of these instances (based on the foregoing assumptions), we would be required to make an immediate payment to the holders of such UCP, LLC Series A Units equal to the present value of the anticipated future tax benefits (discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up (which could be as long as fifteen years in respect of intangibles and goodwill) at a uniform discount rate equal to LIBOR plus 100 basis points). The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A Units are actually exchanged at the time of the accelerated payment under the Tax Receivable Agreement, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the Tax Receivable Agreement. Accordingly, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the Tax Receivable Agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations.
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
We are subject to state and local real estate taxes in California on an annual basis, which are assessed on the basis of the value of our land holdings in the relevant counties. Under Article XIIIA of the California Constitution (known as Proposition 13), California real estate taxes are generally based upon a property’s historic cost (subject to an inflationary increase in value not to exceed 2.0% per year) until the property undergoes a change in ownership or the entity owning the property undergoes a change in control.
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
The employment agreements entered into with our key management team members provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our Company that might involve a premium paid for shares of our Class A common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our Class A common stock.
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
We may change our operational policies, investment guidelines and our business and growth strategies without stockholder approval, which may subject us to different and more significant risks in the future.
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
As a public company with listed equity securities, we must comply with numerous laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.
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
We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our Class A common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the indenture governing our 2017 and any other financing instruments and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our Class A common stock to realize a return on their investment, and they may not be able to sell their shares at or above the price paid for.
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
In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, our creditors including holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings, and holders of any outstanding preferred stock will receive a distribution of our available assets prior to the holders of our Class A common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and Class A common stock owners bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their ownership interest in our Company.
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
THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOW, LIQUIDITY AND THE MARKET PRICE OF OUR CLASS A COMMON STOCK.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 99 Almaden Boulevard, Suite 400, San Jose, CA 95113. We also lease office space in Fresno and Valencia, California; Bellevue, Washington; Charlotte and Raleigh, North Carolina; Myrtle Beach, South Carolina; and Nashville, Tennessee. We believe that our leased office space is adequate to support our business.

ITEM 3.  LEGAL PROCEEDINGS

We are from time to time subject to various administrative and legal investigations, claims, and proceedings incidental to our business, including construction and development matters, environmental and safety matters, labor and employment matters, personal injury claims, contractual disputes and taxes. We establish reserves for claims and proceeding when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceedings involving our Company, we believe the outcome of any pending or threatened proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have material adverse effect on our results of operations, cash flows or financial condition. See Note 14 to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31, 2013
	High	Low
Third Quarter	$15.17	$12.90
Fourth Quarter	$15.93	$13.60

	Year Ended December 31, 2014
	High	Low
First Quarter	$16.85	$14.05
Second Quarter	$15.08	$13.02
Third Quarter	$14.11	$11.83
Fourth Quarter	$13.79	$10.28

On March 10, 2015, there were no holders of record of our Class A common stock and one holder of record of Class B common stock.

There is no public market for our Class B common stock.

The indenture governing our Senior Notes contains certain restrictive covenants, including limitations on payment of dividends. We have not declared or paid any dividends since our IPO, and we do not expect to pay any dividends in the foreseeable future. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with Delaware law, certain restrictive debt covenants, as well as other factors considered relevant by our board of directors.

Issuer Purchases of Equity Securities

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs*	Maximum number of shares of Class A common stock that may yet be purchased under the plans or programs
January 1 to 31, 2014	55,214	$14.73	55,214
July 1 to 31, 2014	62,124	$12.94	62,124
	117,338		117,338	190,440

* In January and July, 2014, portions of awards of Class A restricted stock units granted to certain of our officers and other employees vested. The vesting of these Class A restricted stock units, granted in connection with our successful initial public offering and pursuant to the UCP, Inc. 2013 Long-Term Incentive Plan (the “LTIP”), resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Plan and the award agreements, certain of our officers elected to surrender to the company portions of the vesting Class A restricted stock units ("RSUs") solely to pay some or all of the associated taxes. Aggregate shares purchased by the Company totaled 117,338 valued at approximately $1.6 million. The LTIP will automatically expire on the tenth anniversary of its effective date. The Company’s board of directors may terminate or amend the LTIP at any time, subject to any stockholder approval required by applicable law, rule or regulation.

Stock Performance Graph

	7/18/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
UCP, Inc.	$100	$106	$105	$108	$98	$85	$75
S&P 500 Index	100	100	109	111	116	117	122
S&P Homebuilding Index	100	100	109	107	108	97	112

The above graph compares the cumulative total stockholder return on UCP, Inc.'s Class A common stock against the cumulative total returns of the Standard and Poor's Corporation Composite 500 Index (the "S&P 500 Index") and the Standard and Poor's Homebuilding Index (the "S&P Homebuilding Index"). The graph assumes a $100 investment at the close of the market on July 18, 2013, the initial listing of UCP, Inc.'s Class A common stock on the New York Stock Exchange, in each of UCP, Inc. Class A common stock, the S&P 500 Index and the S&P Homebuilding Index, held through December 31, 2014. Reinvestment of dividends is assumed in the case of each indexes.
The closing price of UCP, Inc. Class A common stock on the New York Stock Exchange was $10.50 per share on December 31, 2014 and $14.64 per share on December 31, 2013. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance.

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

We completed our IPO on July 23, 2013. Due to the timing of our IPO, we present herein certain combined consolidated historical financial data for us and UCP, LLC for periods prior to the IPO. As such the information for the years ended December 31, 2012 and 2011 reflect the financial condition and results of operations of our predecessor and the information for the year ended December 31, 2013 reflects the financial condition and results of operations of our predecessor together with us.

	Year Ended December 31,
	2014	2013	2012	2011
	(In thousands, except units and per share data)
Statement of Operations Data:
Home sales	$155,417	$72,511	$14,060	$8,285
Cost of home sales	129,577	57,500	9,832	5,621
Homebuilding gross profit	25,840	15,011	4,228	2,664

Land sales	32,513	20,215	44,066	15,893
Cost of land sales	25,466	13,820	32,876	17,280
Land sales gross profit	7,047	6,395	11,190	(1,387)

Other revenue	3,253	—	—	—
Cost of sales - other revenue	2,828	—	—	—
Other revenue gross profit	425	—	—	—

Sales and marketing	13,748	6,647	2,875	1,414
General and administrative	27,406	19,368	10,103	6,464
Other income	121	322	578	34
Net (loss) income	$(7,721)	$(4,287)	$3,018	$(6,567)
Net loss (Income) attributable to noncontrolling interest	$(2,728)	$(2,346)	$3,018	$(6,567)
Net loss attributable to shareholders of UCP, Inc.	$(4,993)	$(1,941)
Loss per share
Basic and diluted	$(0.63)	$(0.25)

Operating Data-Owned Projects:
Net new home orders	473	205	61	39
New homes delivered	432	196	41	33
Average sales price of homes delivered (in thousands)	$360	$370	$343	$251
Cancellation rate	8.0%	12.8%	12.9%	13.3%
Average Active Selling Communities (a)	16	7	3	3
Active Selling Communities at end of period (a)	21	9	4	2
Backlog at end of period, number of homes	91	35	26	6
Backlog at end of period, aggregate sales value (in thousands)	$32,499	$17,121	$9,182	$1,463

(a) Active Selling Communities as of and for the year ended December 31, 2014 consist of those developments where we have more than 15 homes remaining to sell.

	As of December 31,
	2014	2013	2012	2011
FINANCIAL CONDITION	(In thousands, except per share data)
Cash and cash equivalents	$42,033	$87,503	$10,324	$2,276
Real estate inventories	321,693	176,848	125,367	121,347
Total assets	377,451	267,320	137,534	125,571
Debt	135,451	30,950	29,112	30,034
Total liabilities	166,184	49,604	35,219	32,579
Total Stockholders’ equity	$211,267	$217,716	$102,315	$92,992
Total UCP, Inc. stockholders equity	$87,255	$91,254
Book value per share (1)	$11.01	$11.77

(1) Book value per share is computed by dividing total UCP, Inc. stockholders’ equity by the net of total shares issued less shares held as treasury shares.

Selected financial data for 2010 is not presented here as the Company is an "Emerging Growth Company" under the JOBS Act.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the periods ended December 31, 2014, 2013, and 2012 as well as its financial condition as of December 31, 2014. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this Annual Report on Form 10-K entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risks Factors” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

We are a homebuilder and land developer with land development and entitlement expertise in California, Washington State, North Carolina, South Carolina and Tennessee. As of December 31, 2014, we owned or controlled (through executed purchase contracts) a total of 4,879 residential lots in our West reportable segment and 1,489 lots in the Southeast reportable segment. As of December 31, 2014, our property portfolio consisted of 83 communities in 38 cities in our West and Southeast operating segments.

During the year ended December 31, 2014, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, higher affordability and improving employment. We believe that during the prior year and particularly in the second half of 2013, the housing market was affected by interest rate volatility, the partial federal government shutdown and the events leading up to it. Additionally, seasonal factors had a significant effect on the broader housing market as well as our markets (see “Liquidity and Capital Resources - Seasonality” below). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market.

 Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will continue to have an impact on our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses, for example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities. Based on our current data and our near term outlook, we expect to experience continued growth in community count in our existing regional operations, offering the opportunity to further increase revenues.

Our operations for the year ended December 31, 2014 reflect our continued emphasis on growing our homebuilding operations, as evidenced by an increase in the number of Active Average Selling Communities ("ASC") from seven during 2013 to sixteen during 2014 (ASC for the 2014 period consists of those developments where we have more than 15 homes remaining to sell). Our home deliveries increased from 196 in 2013 to 432 in 2014 and our homebuilding revenue increased by $82.9 million to $155.4 million during 2014, as compared to $72.5 million during 2013. Our backlog at December 31, 2014 of $32.5 million was $15.4 million higher than that at December 31, 2013. Our average selling price ("ASP") of homes decreased to approximately $360,000 during 2014, as compared to approximately $370,000 during 2013. The decrease in ASP in 2014 from the prior year is mainly attributable to the change in regional mix of homes sold. Our land development operations due to the broader housing market conditions discussed above also saw a continued demand for entitled or nearly entitled lots in competitive markets. Land development revenue increased by $12.3 million to $32.5 million for 2014 from $20.2 million for 2013. The increase in land sale revenue in 2014 when compared to 2013 was an outcome of our overall business plan and our ability to market and sell specific assets at targeted prices. Other revenue of $3.3 million during the year ended December 31, 2014 was related to construction management services provided to property owners primarily under “cost plus fee” contracts, services we now provide as a result of the Citizens Acquisition.

Our consolidated net loss was $7.7 million for the year ended December 31, 2014, as compared to a consolidated net loss of $4.3 million for the year ended December 31, 2013. The increase in net loss in 2014 from the prior year was due mainly to a decrease in consolidated gross margin percentage from 23.1% in 2013 to 17.4% in 2014 caused largely by a higher cost basis in homes sold in 2014, a reduction in ASP, increased personnel cost as we continued to develop our Company, approximately $1.4 million increase in stock-based compensation expenses and $778,000 of transaction related expenses related to Citizens Acquisition.

Revenue and gross margin for our land development operations tend to be dynamic, as land development revenue is typically driven by discrete transactions, which are motivated by numerous considerations, while revenue and gross margin for our homebuilding operations tend to be more predictable.

During the year ended December 31, 2014, we identified land investment opportunities that met our underwriting criteria and we increased our total lots owned and controlled from the prior year by 988 lots to 6,368. On April 10, 2014, we completed the Citizens Acquisition in order to position the Company to expand its residential homes operations into markets located in North Carolina, South Carolina and Tennessee.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Consolidated Financial Data

	Year ended December 31,		Change
	2014	2013	Dollars	%
	(In thousands)
Revenue:
Homebuilding	$155,417	$72,511	$82,906	114.3%
Land development	32,513	20,215	12,298	60.8%
Other revenue	3,253	—	3,253	100.0%
Total revenue	191,183	92,726	98,457	106.2%
Cost of Sales:
Homebuilding	129,577	57,500	72,077	125.4%
Land development	25,466	13,820	11,646	84.3%
Other revenue	2,828	—	2,828	100.0%
Gross margin	33,312	21,406	11,906	55.6%
Expenses:
Sales and marketing	13,748	6,647	7,101	106.8%
General and administrative	27,406	19,368	8,038	41.5%
Total expenses	41,154	26,015	15,139	58.2%
Loss from operations	(7,842)	(4,609)	(3,233)	70.1%
Other income	121	322	(201)	(62.4)%
Net loss	$(7,721)	$(4,287)	$(3,434)	80.1%
* Percentages may not add up due to rounding.

Select Operating Metrics

	Year Ended December 31,
	2014	2013	Change
Net new home orders (1)	473	205	268
Cancellation rate (2)	8.0%	12.8%	(4.8)%
Average Active Selling Communities during the period (3) (a)	16	7	9
Active Selling Communities at end of period (a)	21	9	12
Backlog (4) (in thousands)	$32,499	$17,121	$15,378
Backlog (4) (units)	91	35	56
Average sales price of backlog (in thousands)	$357	$489	(132)

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average Active Selling Communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

(a) Active Selling Communities as of and for the year ended December 31, 2014 consists of those developments where we have more than 15 homes remaining to sell.

The increase in net new home orders, backlog (units) and backlog (value) in 2014 as compared to 2013 was primarily due to having an average of sixteen ASC during the year ended December 31, 2014 (and twenty-one at year end), as compared to an average of seven ASC during the year ended December 31, 2013 (and nine at year end). ASC as of and for the year ended December 31, 2014 consists of those developments where we have more than 15 homes remaining to sell. The increase in number of selling communities was mainly caused by new communities added as a result of our Citizens Acquisition.

Our cancellation rate in 2014 decreased to 8.0% compared to 12.8% in 2013. The reduction was due in part to the influence of broader national factors, such as unease over the partial federal government shutdown and concerns over interest rate volatility, which adversely affected regional consumer confidence in the prior year. The decrease in our average sales price of backlog at year 2014 compared to 2013 was mainly because in 2013 we were primarily building and selling new homes in communities with higher average sales prices particularly in Santa Clara and San Benito counties in California, which generally have higher average home prices than our other selling communities, especially in the Southeast.

The number of homes and lots we sell during any period depends upon numerous factors including but not limited to market conditions, demand, and availability of inventory to meet such demand. The number of homes and lots we have sold on an annual basis has fluctuated from year to year. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Owned and Controlled Lots

As of December 31, 2014 and 2013, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,368 and 5,380 lots, respectively, as represented in the tables below (excludes home inventory):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Lots	%
Lots Owned
West	4,410	4,030	380	9.4%
Southeast	1,033	—	1,033	100.0%
Total	5,443	4,030	1,413	35.1%

Lots Controlled(1)
West	469	1,350	(881)	(65.3)%
Southeast	456	—	456	100.0%
Total	925	1,350	(425)	(31.5)%
Total Lots Owned and Controlled(1)	6,368	5,380	988	18.4%

(1)	Controlled lots are those subject to a purchase or option contract.

Southeast projects were added during 2014 as part of our Citizens Acquisition which added 113 owned and 445 controlled lots to our owned and controlled lot portfolio. Other than the lots acquired through the Citizens Acquisition, we added 1,300 lots to our owned portfolio, most of which were purchased from our controlled lots as of December 31, 2013. Moreover, as of December 31, 2014, our controlled lot inventory of 925 consisted of five new projects. For our controlled lots, we have placed a total of $2.4 million of cash deposits with an aggregate remaining purchase price (net of deposits) of approximately $49.6 million. Of our 6,368 owned and controlled lots as of December 31, 2014, 1,382 lots were finished, 4,707 were approved with primary entitlements and 279 lots were unentitled.

Revenue

	Year ended December 31,
	2014	2013	Change
	(Dollars in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$155,417	$72,511	$82,906	114.3%
Homes delivered (units)	432	196	236	120.4%
Average selling price	$360	$370	$(10)	(2.7)%

Land development
Revenue	$32,513	$20,215	$12,298	60.8%
Lots sold (units)	348	253	95	37.5%

Other revenue
Revenue	$3,253	$—	$3,253	100.0%

Total revenue	$191,183	$92,726	$98,457	106.2%

Total revenue for the year ended December 31, 2014 increased by $98.5 million, or 106.2%, to $191.2 million, as compared to $92.7 million for the year ended December 31, 2013. The increase in revenue was primarily the result of increased home sales during the 2014 period attributable to an increased number of ASC and favorable sales pace at certain of those communities. These factors were favorably impacted during 2014 in part by a housing recovery in our markets, which contributed to increased demand for homes by home-buyers in many of our markets. The increase in number of ASC was mainly the result of our Citizens Acquisition.

Homebuilding Revenue

Homebuilding revenue for the year ended December 31, 2014 increased by $82.9 million, or 114.3%, to $155.4 million from $72.5 million for the year ended December 31, 2013. This was primarily the result of an increase in the number of homes sold to 432 during 2014, as compared to 196 homes during 2013. The increase in number of homes sold was mainly caused by higher number of ASC during 2014 when compared to 2013 primarily resulted from our Citizens Acquisition. Of the 21 ASC as of end of December 31, 2014, 7 were located in the Southeast (ASC as of and for the year ended December 31, 2014 consists of those developments where we have more than 15 homes remaining to sell). The increase in revenue due to an increase in number of homes sold was partially offset by a decrease in ASP in 2014 to $360,000 from $370,000 during 2013. This decrease in ASP was mainly caused by the change in regional mix of homes sold. We sold 309 homes in our West operating segment with an ASP of approximately $415,000 and 123 homes in our Southeast operating segment with an ASP of approximately $220,000. Of the increase in homebuilding revenue during 2014 from the prior year, $87.3 million was related to increased units delivered offset by a decrease of $4.4 million due to a decrease in ASP.

Land Development Revenue

Despite our emphasis on growing our homebuilding operations, we continue to seek and benefit from opportunistic land sales to third party homebuilders. Land development revenue for the year ended December 31, 2014 increased by $12.3 million, or 60.8%, to $32.5 million, as compared to $20.2 million for the year ended December 31, 2013. This was primarily the result of an increase in the number of lots sold to 348 during 2014, as compared to 253 lots during 2013. Of the $12.3 million increase in land development revenue, approximately $7.6 million was due to an increase in number of lots sold and $4.7 million was due to increase in pricing. Various factors can affect the price of land including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which the land sales occur. The lots sold during the 2014 period were a mix of improved and unimproved parcels in the South San Francisco Bay, Puget Sound, and Central Valley areas. The lots sold during the 2013 period were a mix of improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas.

Other Revenue

Other revenue of $3.3 million for the year ended December 31, 2014 relates to construction management services provided by the Company which began in April 2014 with the Citizens Acquisition.

Cost of Sales

Home Building Cost of Sales

Cost of sales-homebuilding for the year ended December 31, 2014 increased by $72.1 million, or 125.4%, to $129.6 million, as compared to $57.5 million for the year ended December 31, 2013. Of this increase, $69.1 million was due to the increase in the number of homes sold during 2014 (432 homes sold in 2014, as compared to 196 homes in 2013), and the remaining $3.0 million was due to the increase in the average cost per home sold during 2014 ($300,000 per home in 2014, as compared to $293,000 per home in 2013). The increase in the average cost per home sold in 2014 was primarily attributable to the regional mix of the homes delivered rather than cost increases associated with projects.

Land Development Cost of Sales

Cost of sales-land development for the year ended December 31, 2014 increased by $11.6 million, or 84.3%, to $25.5 million, as compared to $13.8 million for the year ended December 31, 2013. Of this increase, $5.3 million related to the increased number of lots sold and $6.3 million due to an increase in average cost per lot sold. Various factors can affect the cost of land sales including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which the land sales occur.

Gross Margin and Adjusted Gross Margin

	Year ended December 31.
	2014	%	2013	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$191,183	100.0%	$92,726	100.0%
Cost of sales	157,871	82.6%	71,320	76.9%
Gross margin	33,312	17.4%	21,406	23.1%
Add: interest in cost of sales	2,792	1.5%	1,183	1.3%
Add: impairment and abandonment charges	173	0.1%	309	—%
Adjusted gross margin(1)	$36,277	19.0%	$22,898	24.7%
Consolidated gross margin percentage	17.4%		23.1%
Consolidated adjusted gross margin percentage(1)	19.0%		24.7%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$155,417	100.0%	$72,511	100.0%
Cost of home sales	129,577	83.4%	57,500	79.3%
Homebuilding gross margin	25,840	16.6%	15,011	20.7%
Add: interest in cost of home sales	2,789	1.8%	1,174	1.6%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$28,629	18.4%	$16,185	22.3%
Homebuilding gross margin percentage	16.6%		20.7%
Adjusted homebuilding gross margin percentage(1)	18.4%		22.3%

Land Development Adjusted Gross Margin
Land development revenue	$32,513	100.0%	$20,215	100.0%
Cost of land development	25,466	78.3%	13,820	68.4%
Land development gross margin	7,047	21.7%	6,395	31.6%
Add: interest in cost of land development	3	—%	9	—%
Add: impairment and abandonment charges	173	0.5%	309	1.6%
Adjusted land development gross margin(1)	$7,223	22.2%	$6,713	33.2%
Land development gross margin percentage	21.7%		31.6%
Adjusted land development gross margin percentage(1)	22.2%		33.2%

Other Revenue Gross and Adjusted Margin
Revenue	$3,253	100.0%	—	—
Cost of revenue	2,828	86.9%	—	—
Other revenue gross and adjusted margin	$425	13.06%	—	—
Other revenue gross and adjusted margin percentage	13.06%		—

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

Homebuilding gross margin decreased by 4.1% from 20.7% in 2013 to 16.6% in 2014. This was mainly caused by higher cost basis of homes sold in 2014, as compared to the homes sold in prior year, as well as an increase in buyer incentives and higher interest costs from increased borrowings. Our homebuilding adjusted gross margin percentage decreased by 3.9% during the year ended December 31, 2014 over the prior year comparable period. The decrease in the adjusted gross margin percentage was also caused by the same factors stated above for gross margin excluding interest cost, a cost not included in this measure.

The decrease of 9.9% in our land development gross margin and 11.0% of land development adjusted gross margin percentage for the year ended December 31, 2014, as compared to the same period in 2013, was primarily attributable to higher cost basis in the lots we sold during the 2014 period due to change in geographical mix of lots sold.

Our other revenue was the result of the commencement of construction management services, which began in April 2014 with the Citizens Acquisition.

Sales and Marketing and General and Administrative Expense

Our operating expenses for the years ended December 31, 2014 and 2013 were as follows:

			Change		As a Percentage of Total Revenue
	Year Ended December 31,
	2014	2013	Dollars	%	2014	2013
	(in thousands)
Sales and marketing	$13,748	$6,647	$7,101	106.8%	7.2%	7.2%
General and administrative (“G&A”)	27,406	19,368	8,038	41.5%	14.3%	20.9%
Total sales and marketing and G&A	$41,154	$26,015	$15,139	58.2%	21.5%	28.1%

* Percentages may not add due to rounding.

Sales and marketing expense for the year ended December 31, 2014 increased approximately $7.1 million, or 106.8%, to $13.7 million, as compared to approximately $6.6 million for the comparable 2013 period. The increase in sales and marketing expense was primarily attributable to a 120.4% increase in the number of homes delivered for the year ended December 31, 2014, as compared to the same period in 2013. As a percentage of total revenue, sales and marketing expense decreased slightly to 7.2% during the year ended December 31, 2014, as compared to 7.2% for the prior year. The decrease was due to a higher revenue base in 2014 relative to the increase in sales and marketing costs.

G&A expense for the year ended December 31, 2014 increased approximately $8.0 million, or 41.5%, to $27.4 million, as compared to $19.4 million for the 2013 period. The increase in G&A expense for the 2014 period as compared to the same period prior year, was largely the result of expenses associated with becoming a public company in July of 2013 and increased headcount which increased personnel and related costs. Total headcount increased to 173 employees as of December 31, 2014 from 90 employees as of December 31, 2013. Total number of employees as of the end of fiscal year 2014 included 58 employees associated with our Southeast operating segment which was added as part of Citizens Acquisition. Stock-based compensation expense of approximately $3.6 million was recorded for the year ended December 31, 2014, as compared to $2.2 million for the comparable period in the prior year. Moreover, approximately $778,000 of transaction costs related to the Citizens Acquisition were included in the results for the year ended December 31, 2014; no such expenses were incurred during the comparable period in the prior year. These were offset by the revision of our estimate of the probable amount of contingent consideration due to Citizens which reduced G&A by $377,000. As a percentage of total revenue, G&A expense decreased to 14.3% during the year ended December 31, 2014, as compared to 20.9% for the comparable prior year period. The decrease was mainly due to a higher revenue base in 2014 relative to the increase in G&A expense.

During the years ended December 31, 2014 and 2013, our G&A expenses included approximately $615,000 and $400,000, respectively, of expenses for certain services under the Transition Services Agreement with PICO. These services included executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury.

Other Income

Other income decreased by $201,000 for the year ended December 31, 2014 to $121,000, as compared to $322,000 for the year ended December 31, 2013. This decrease was primarily attributable to $150,000 of income relating to the settlement of a claim we had against a third party during 2013.

Net Income/Loss

As a result of the foregoing factors, consolidated net loss for the year ended December 31, 2014 was $7.7 million compared to a consolidated net loss of $4.3 million for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Consolidated Financial Data

	Year ended December 31,		Change
	2013	2012	Dollars	%
	(in thousands)
Revenue:
Homebuilding	$72,511	$14,060	$58,451	415.7%
Land development	20,215	44,066	(23,851)	(54.1)%
Total revenue	92,726	58,126	34,600	59.5%
Cost of Sales:
Homebuilding	57,500	9,832	47,668	484.8%
Land Development	13,820	32,876	(19,056)	(58.0)%
Gross margin	21,406	15,418	5,988	38.8%
Expenses:
Sales and marketing	6,647	2,875	3,772	131.2%
General and administrative	19,368	10,103	9,265	91.7%
Total expenses	26,015	12,978	13,037	100.5%
Income (loss) from operations	(4,609)	2,440	(7,049)	(288.9)%
Other income	322	578	(256)	(44.3)%
Net income (loss)	$(4,287)	$3,018	$(7,305)	(242.0)%

* Percentages may not add up due to rounding.

Select Operating Metrics

	Year Ended December 31,
	2013	2012	Change
Net new home orders (1)	205	61	144
Cancellation rate (2)	12.8%	12.9%	(0.1)%
Average selling communities during the period (3)	7	3	4
Selling communities at end of period	9	4	5
Backlog (4) (in thousands)	$17,121	$9,182	$7,939
Backlog (4) (units)	35	26	9
Average sales price of backlog (in thousands)	$489	$353	$136

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

Owned and Controlled Lots

As of December 31, 2013 and 2012, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,380 and 4,853 lots, respectively, as represented in the tables below (excludes home inventory):

	Year Ended
	December 31,		Increase (Decrease)
	2013	2012	Lots	%
Lots Owned
West	4,030	4,162	(132)	(3.2)%

Lots Controlled(1)
West	1,350	691	659	95.4%
Total Lots Owned and Controlled(1)	5,380	4,853	527	10.9%

(1)	Lots controlled includes lots subject to purchase or option contracts.

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
	(in thousands)%
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

Home Building Revenue

Home building revenue for the year ended December 31, 2013 increased by $58.5 million, or 415.7%, to $72.5 million, as compared to $14.1 million for the year ended December 31, 2012. The increase was primarily the result of an increase in the number of homes sold to 196 during 2013, as compared to 41 homes during 2012, and due to an increase in the average selling price of our homes to approximately $370,000 during 2013, as compared to approximately $343,000 during 2012. Of this increase, $53.2 million related to increased units delivered and $5.3 million related to an increase in average selling price. The increase in average selling price during the 2013 period was primarily the result of increased deliveries at communities located in areas with higher home prices. During the 2013 period, we were selling homes in Santa Clara and San Benito counties of California, that had higher average home prices than the Central Valley and Monterey markets of California where all of the homes we sold during the 2012 period were located.

Land Development Revenue

Land development revenue for the year ended December 31, 2013 decreased by $23.9 million, or 54.1%, to $20.2 million, as compared to $44.1 million for the year ended December 31, 2012. This was primarily the result of a decrease in the number of lots sold to 253 during 2013, as compared to 560 lots during 2012. Of the $23.9 million decline in land development revenue, $24.2 million was due to the decreased number of lots sold, partially offset by a $0.3 million increase due to pricing. Various factors can affect the price of land, including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which the land sales occur. The lots sold during the 2013 period were a mix of improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas. The lots sold during the 2012 period were a mix of improved and unimproved parcels in the South San Francisco Bay, Puget Sound, and Central Valley markets.

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

Land Development Cost of Sales

Cost of sales-land development for the year ended December 31, 2013 decreased by $19.1 million, or 58.0%, to $13.8 million, as compared to $32.9 million for the year ended December 31, 2012. Of this decrease, $18.0 million related to the decreased number of lots sold and the remaining $1.1 million related to the decrease in average cost per lot sold. Various factors can affect the cost of land sales, including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which the land sales occur.

Gross Margin and Adjusted Gross Margin

	Year Ended December 31,
	2013	%	2012	%
	In thousands		In thousands
Consolidated Adjusted Gross Margin
Revenue	$92,726	100.0%	$58,126	100.0%
Cost of sales	71,320	76.9%	42,708	73.5%
Gross margin	21,406	23.1%	15,418	26.5%
Add: interest in cost of sales	1,183	1.3%	760	1.3%
Add: impairment and abandonment charges	309	—%	665	1.1%
Adjusted gross margin(1)	$22,898	24.7%	$16,843	29.0%
Consolidated gross margin percentage	23.1%		26.5%
Consolidated adjusted gross margin percentage(1)	24.7%		29.0%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$72,511	100.0%	$14,060	100.0%
Cost of home sales	57,500	79.3%	9,832	69.9%
Homebuilding gross margin	15,011	20.7%	4,228	30.1%
Add: interest in cost of home sales	1,174	1.6%	122	0.9%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$16,185	22.3%	$4,350	30.9%
Homebuilding gross margin percentage	20.7%		30.1%
Adjusted homebuilding gross margin percentage(1)	22.3%		30.9%

Land Development Adjusted Gross Margin
Land development revenue	$20,215	100.0%	$44,066	100.0%
Cost of land development	13,820	68.4%	32,876	74.6%
Land development gross margin	6,395	31.6%	11,190	25.4%
Add: interest in cost of land development	9	—%	638	1.4%
Add: impairment and abandonment charges	309	1.6%	665	1.5%
Adjusted land development gross margin(1)	$6,713	33.2%	$12,493	28.4%
Land development gross margin percentage	31.6%		25.4%
Adjusted land development gross margin percentage(1)	33.2%		28.4%

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
G&A expense for the year ended December 31, 2013 increased $9.3 million, or 91.7%, to $19.4 million, as compared to $10.1 million for 2012. The increase in G&A expense was primarily attributable to the growth in our homebuilding operation, an increase in headcount to 90 employees from 48 employees, $2.2 million of stock-based compensation, and non-recurring costs related to our IPO of approximately $1.2 million. As a percentage of total revenue, G&A expense increased to 20.9% for the year ended December 31, 2013, as compared to 17.4% for the same period in 2012. The increase was largely the result of costs associated with becoming a public company, offset to an extent by a higher revenue base in 2013. Excluding the non-recurring costs related to our IPO, G&A expense as a percentage of total revenue for the year ended December 31, 2013 was 19.6%.

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

Reporting Segments

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated to maximize its overall results. Based on this evaluation, the Company has identified its operating activities into two geographical regions and currently have homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such all segment information for fiscal years 2013 and 2012 has been reclassified and is shown under the West homebuilding and land development reportable segments. See Note 12 “Segment Information” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table presents financial information related to reporting segments for the year indicated (in thousands):

	Revenues			Gross Margin
	2014	2013	2012	2014		2013		2012
Homebuilding
West	$128,334	$72,511	$14,060	$21,858	17.0%	$15,011	20.7%	$4,228	30.1%
Southeast	27,083	—	—	3,982	14.7%	—	—	—	—
Homebuilding	155,417	72,511	14,060	25,840	16.6%	15,011	20.7%	4,228	30.1%
Land development (a)	32,513	20,215	44,066	7,047	21.7%	6,395	31.6%	11,190	25.4%
Corporate and unallocated (b)	3,253	—	—	425	13.1%	—	—	—	—
Total	$191,183	$92,726	$58,126	$33,312	17.4%	$21,406	23.1%	$15,418	26.5%

(a) Land development operations for all the periods presented were in the West region.

(b) Corporate and unallocated includes revenues from construction management services provided by the Company related to its April 2014 Citizens Acquisition and is not attributable to the homebuilding and land development operations.

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding operations by our operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
	(in thousands)
2014
West	$128,334	82.57%	309	71.53%	$415,320
Southeast	27,083	17.43%	123	28.47%	220,187
Total	$155,417	100%	432	100%	$359,762

2013
West	$72,511	100%	196	100%	$369,954
Southeast	—	—%	—	—%	—
Total	$72,511	100%	196	100%	$369,954

2012
West	$14,060	100%	41	100%	$342,927
Southeast	—	—%	—	—%	—
Total	$14,060	100%	41	100%	$342,927

For the year ended December 31, 2014, as a percentage of total revenue, our West operating segment accounted for approximately 82.57% of our consolidated homebuilding revenue, compared to our Southeast operating segment which accounted for approximately 17.43% of our consolidated homebuilding revenue. This was caused mainly by higher number of homes delivered in the West operating segment due partly to its full year operations, as compared to the Southeast segment which was added during 2014 as a result of our Citizens Acquisition. Moreover, ASP for the homes sold in the West was higher than in the Southeast. Prior to 2014, all homebuilding revenues were attributed to our West operating segment.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations where all revenue was attributed to our West operating segment. There were no land sales in our Southeast segment.

	Land development Revenue	Lots sold
	(In thousands)
2014
West	$32,513	348
Southeast	—	—
Total	$32,513	348

2013
West	$20,215	253
Southeast	—	—
Total	$20,215	253

2012
West	$44,066	560
Southeast	—	—
Total	$44,066	560

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

When estimating undiscounted future cash flows of our real estate assets, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available on the market, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs incurred to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. As of December 31, 2014, We did not have any real estate assets for which the estimated undiscounted future cash flows were not in excess of their carrying values.

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

Purchase Accounting and Business Combinations:
We recognize separately from goodwill the assets acquired and the liabilities assumed as part of a business combination at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Moreover, unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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
The Company tests goodwill for impairment on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; change in customer, target market and strategy; unanticipated competition; loss of key personnel; or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.
An assessment of qualitative factors may be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the result of the qualitative assessment is that it is more likely than not (i.e. > 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as "Impairment of goodwill." Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows, or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

As of December 31, 2014, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014. See Note 6 “Acquisition” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of intangible assets.

Segment Reporting:

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated to maximize its overall results. Based on this evaluation, the Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such all segment information for fiscal years 2013 and 2012 has been reclassified and is shown under the West homebuilding and land development reportable segments.

Homebuilding, Land Development Sales and Other Revenues Profit Recognition:

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

Revenue from providing construction management services is included in other revenues. The property owners fund all project costs incurred by the Company to build the homes. The Company primarily enters into “cost plus fee” contracts where it charges property owners for all direct and indirect costs plus a negotiated management fee. The management fee is typically a fixed fee, based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the property owners. In accordance with ASC Topic 605, Revenue Recognition, revenues from construction management services are recognized based upon a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual costs incurred, plus the portion of the management fee it has earned to date. In the course of providing construction management services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are included in the Company’s cost of revenue.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales - homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount we expect to pay for warranty work. We assess the adequacy of our warranty reserves on a quarterly basis and adjust the amounts recorded, if necessary. Warranty reserves are included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

In assessing the realization of deferred income taxes, we considered whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. We considered many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to us for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we considered three years of cumulative operating income or loss of the Company and its predecessor.

As a result of the analysis of all available evidence as of December 31, 2014 and December 31, 2013, we recorded a full valuation allowance on our net deferred tax assets. Consequently, we reported no income tax benefit for the year ended December 31, 2014 or for the post-IPO period during the year ended December 31, 2013. No provision for income taxes have been contemplated for the year ended December 31, 2012 because UCP, LLC was an entity disregarded from PICO during the period. If our assumptions change and we believe that we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period we could record an additional valuation allowance on any increases in the deferred tax assets.

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

Noncontrolling Interest:

We report the share of our results of operations that are attributable to other owners of our consolidated subsidiaries as noncontrolling interest in the accompanying consolidated financial statements.  In the consolidated statement of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately as Net Income (Loss) attributable to noncontrolling interest. Moreover the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 - “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of capital for the years ended As of December 31, 2014, 2013, and 2012 were funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and through the date of our IPO, repaying liabilities and capital contributions to PICO. Our principal sources of liquidity have been cash on hand, cash provided by operations, cash provided by financing activities (such as ordinary course acquisition, development and construction financing, the issuance and sale of our Senior Notes and other sources of debt financing ) and, through the date of our IPO, capital contributions from PICO. As of December 31, 2014, we had approximately $42.0 million of cash and cash equivalents.
For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past, except we do not expect to repay any capital contributions to PICO in the future. We anticipate funding future capital requirements in a manner similar to our historical funding, except that we do not expect to receive any capital contributions from PICO in the future.
We believe that we have access to sufficient capital resources to fund our business for at least the next twelve months. We generally have the ability to defer future investment activity, such as developing land or building additional homes for sale, until such time as we have adequate capital resources available to us.
Our funding strategy contemplates the use of debt and equity financing and the reinvestment of cash from operations. We seek to manage our balance sheet in a manner that provides us with flexibility to access various types of financing, such as equity capital, secured debt and unsecured debt financing. For example, on October 21, 2014, we completed a private offering of $75 million aggregate principal amount of our Senior Notes. We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt. For a description of our outstanding indebtedness as of December 31, 2014, see Note 8 "Debt" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Senior Notes
On October 21, 2014, we completed a private offering of $75.0 million in aggregate principal amount of 8.5% Senior Notes due 2017. The Senior Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”), by and among us, the guarantors named therein and Wilmington Trust, National Association, as trustee. The Senior Notes bear interest at 8.5% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The Senior Notes mature on October 21, 2017, unless earlier redeemed or repurchased.
The Senior Notes are guaranteed on an unsecured senior basis by each of our subsidiaries (the “Subsidiary Guarantors”). The Senior Notes and the guarantees are our and the Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to all of our and the Subsidiary Guarantors’ future subordinated debt. The Senior Notes and the guarantees are effectively subordinated to any of our and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.
We may redeem the Senior Notes, in whole but not in part, at any time at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. Upon the occurrence of a change of control, we must offer to repurchase the Senior Notes for cash at a price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. Under the Indenture, a “change of control” generally means (i) any person or group of related persons acquires more than 35% of our voting stock or (ii) we transfer all or substantially all of our consolidated assets to any person or group of related persons, in each case other than PICO and its affiliates.
The Indenture provides for customary “events of default” which could cause, or permit, the acceleration of the Senior Notes. Such events of default include: (i) a default in any payment of principal or interest on the Senior Notes; (ii) failure to comply with certain covenants contained in the Indenture; (iii) defaults under certain other indebtedness or the acceleration of certain other indebtedness prior to maturity; (iv) the failure to pay certain final judgments; and (vi) certain events of bankruptcy or insolvency.
The Indenture limits our and our subsidiaries’ ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that we may incur indebtedness so long as our ratio of indebtedness to consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of our consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Senior Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of our consolidated assets.
Additionally, the Indenture requires us to: (i) maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness (the “Minimum Unlevered Asset Pool Test”); (ii) maintain a minimum net worth of at least $175 million (the “Minimum Net Worth Test”); (iii) maintain a minimum of $15 million of unrestricted cash and/or cash equivalents (the “Minimum Liquidity Test”); and (iv) not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time after the issuance of the Senior Notes (the “Consolidated Tangible Assets Test”).
The foregoing is only a brief description of the Senior Notes and is qualified in its entirety by reference to the Indenture.
As set forth below, as of December 31, 2014, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Consolidated Tangible Assets Test and the Minimum Liquidity Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

	As of December 31, 2014	Requirement
	(In thousands)
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$363,726
Consolidated Tangible Assets subject to Liens (1)	$173,750
Consolidated Tangible Assets not subject to Liens (1)	$189,976	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$363,726
Total Indebtedness	$135,451
Net Worth	$228,275	≥ $ 175,000

Minimum Liquidity Test
Unrestricted cash and Cash Equivalents	$42,033	≥ $ 15,000

	(In thousands)
Consolidated Tangible Assets Test		Requirement
Consolidated Tangible Assets as of December 31, 2014	$363,726
Consolidated Tangible Assets as of January 1, 2014	$264,351
Increase in Consolidated Tangible Assets during 2014 (2)	$99,375	- Δ ≤ $25,000

Consolidated Tangible Assets as of December 31, 2014	$363,726
Consolidated Tangible Assets as of October 21, 2014	$293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (2) (a)	$69,942	- Δ ≤ $50,000

(1)
“Liens,” as used in this table, means Liens other than Liens of the type described in clauses (b), (c), (e), (f), (h), (i), (j), (t), (v), (w), (x) and (y) of the definition of “Permitted Liens” under the Indenture. In general, this excludes certain Liens securing obligations that are not indebtedness for money borrowed.

(2)
We may not permit our Consolidated Tangible Assets to decrease by more than $25 million in any fiscal year or more than $50 million in the aggregate at any time after October 21, 2014 (i.e. the date of issue of the Senior Notes).

(a) Based on Consolidated Tangible Assets as of September 30, 2014, the end of the quarter immediately preceding the issue of the Senior Notes.
In addition, (i) as of December 31, 2014 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended December 31, 2014 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended December 31, 2014 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

 We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31,
	2014	2013
Debt	$135,451	$30,950
Stockholders’ and member's equity	211,267	217,716
Total capital	$346,718	$248,666
Ratio of debt-to-capital	39.1%	12.4%
Debt	$135,451	$30,950
Less: cash and cash equivalents	42,033	87,503
Net debt	93,418	—
Stockholders’ and member's equity	211,267	217,716
Total capital	$304,685	$217,716
Ratio of net debt-to-capital (1)	30.7%	—%

(1)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus stockholders’ and member's equity. The most directly comparable U.S. GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We reconcile this non-U.S. GAAP financial measure to the ratio of debt-to-capital in the table above. The Company’s calculation of net debt-to-capital ratio might not be comparable with other issuers or issuers in other industries.

Cash Flows - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The comparison of cash flows for the year ended December 31, 2014 as compared to the year ended December 31, 2013, is as follows:

•
Net cash used in operating activities for 2014 was $130.5 million, representing an increase of $95.6 million over cash used by operations in 2013 of $34.9 million. The increase was primarily due to an increase of $85.9 million in cash used on real estate inventory purchases and development, an incremental net loss adjusted for non-cash items of $1.2 million, an increase of $5.5 million in cash used to pay accounts payable and accrued liabilities and an increase of $2.0 million in cash used on other assets.

•
The net cash used in investing activities was $15.3 million during 2014, as compared to $619,000 during 2013. The increase was due mainly to approximately $14.0 million of cash used on the Citizens Acquisition during the second quarter of 2014, an increase of $385,000 in cash used to purchase fixed assets as well as an increase in restricted cash of $250,000 in 2014.

•
Net cash provided by our financing activities was $100.3 million during 2014, as compared to $112.7 million during 2013, a year over year decrease of $12.4 million. The $100.3 million cash provided by financing activities during 2014 caused mainly by a net cash provided by our borrowings of $104.5 million including approximately $75.0 million from the Senior Notes. For 2013, the $112.7 million cash provided by financing activities consisted mainly of $105.5 million received from the completion of our IPO and $12.0 million of net contribution from PICO, offset by a net pay-down of our debt in the amount of $4.8 million.

Cash Flows - Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The comparison of cash flows for the year ended December 31, 2013 as compared to the year ended December 31, 2012, is as follows:

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

As of December 31, 2014, we had outstanding $2.4 million of cash deposits pertaining to purchase contracts for 925 optioned lots with an aggregate remaining purchase price of approximately $49.6 million.

Our use of contracts provides us with an option to purchase land which depends on the availability of land sellers willing to enter into option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions and local market dynamics.

As of December 31, 2014, the Company had approximately $134.5 million of credit available under existing debt obligations to draw upon of which approximately $87.3 million was available to us. For additional information, see Note 8, “Debt” to our consolidated financial statements included elsewhere in this report.

We are often required to provide to various municipalities and other government agencies performance bonds to secure the completion of our projects and/or in support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of December 31, 2014 and 2013, we had outstanding surety bonds totaling approximately $38.0 million and $10.3 million, respectively. If any such performance bonds are called, we would be obligated to reimburse the issuer of the performance bond. We do not believe that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

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

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$34,612	$121,894	$—	$—	$156,506
Operating leases	1,097	1,858	1,185	159	4,299
Total	$35,709	$123,752	$1,185	$159	$160,805

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2014, we had approximately $57.3 million of total variable rate debt outstanding (or 42.3% of total indebtedness) with a weighted average interest rate of 6.56% per annum. If market rates of interest on our variable rate debt outstanding as of December 31, 2014 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $573,350 annually. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the year ended December 31, 2014. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. In seeking to achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2014, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (dollars in thousands):

`	2015	2016	2017	Total
Debt currently at 3.66%	—	$100	$6,984	$7,084
Debt currently at 3.94%	$18,884	24,371	—	43,255
Debt currently at 3.75%	—	768	—	768
Debt currently at 4.19%	1,272	—	—	1,272
Debt currently at 5.00%	3,990	—	—	3,990
Debt currently at 5.50%	—	966	—	966
Total	$24,146	$26,205	$6,984	$57,335

The foregoing table reflects indebtedness outstanding as of December 31, 2014 and does not include indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and any hedging strategies that we may use at that time.

Changes in market interest rates impact the fair value of our fixed rate debt, but such changes have no impact on our consolidated financial statements. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of December 31, 2014, the estimated fair value of our fixed rate debt was $91.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

We performed sensitivity analysis of our assets and liabilities subject to the above risks.  For our debts we analyzed the impact on our financial statements with a 100 basis point, or 1.00% increase and decrease in interest rates, and determined that the impact on our results of operations and balance sheet was an increase or decrease of approximately $573,000.

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
San Jose, CA

We have audited the accompanying consolidated balance sheets of UCP, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income or loss, equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCP, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 13, 2015

UCP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$42,033	$87,503
Restricted cash	250	—
Real estate inventories	321,693	176,848
Fixed assets, net	1,571	1,028
Intangible assets, net	586	—
Goodwill	4,223	—
Receivables	1,291	785
Other assets	5,804	1,156
Total assets	$377,451	$267,320

Liabilities and equity
Accounts payable and accrued liabilities	$30,733	$18,654
Notes payable	60,901	30,950
Senior notes, net	74,550	—
Total liabilities	166,184	49,604

Commitments and contingencies (Note 14)

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding at December 31, 2014; no shares issued and outstanding at December 31, 2013	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,922,216 issued and outstanding at December 31, 2014; 7,750,000 issued and outstanding at December 31, 2013	79	78
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at December 31, 2014; 100 issued and outstanding at December 31, 2013	—	—
Additional paid-in capital	94,110	93,117
Accumulated deficit	(6,934)	(1,941)
Total UCP, Inc. stockholders’ equity	87,255	91,254
Noncontrolling interest	124,012	126,462
Total stockholders’ equity	211,267	217,716
Total liabilities and equity	$377,451	$267,320

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS

(In thousands, except shares and per share data)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
REVENUE:
Homebuilding	$155,417	$72,511	$14,060
Land development	32,513	20,215	44,066
Other revenue	3,253	—	—
Total revenue:	191,183	92,726	58,126

COSTS AND EXPENSES:
Cost of sales - homebuilding	129,577	57,500	9,832
Cost of sales - land development	25,466	13,820	32,876
Cost of sales - other revenue	2,828	—	—
Sales and Marketing	13,748	6,647	2,875
General and Administrative	27,406	19,368	10,103
Total costs and expenses	199,025	97,335	55,686
(Loss) income from operations	(7,842)	(4,609)	2,440
Other Income, net	121	322	578
Net (loss) income before income taxes	(7,721)	(4,287)	3,018
Provision for income taxes	—	—	—
Net (loss) income	$(7,721)	$(4,287)	$3,018
Net (loss) income attributable to noncontrolling interest	$(2,728)	$(2,346)	$3,018
Net (loss) income attributable to shareholders of UCP, Inc.	(4,993)	(1,941)	—
Other comprehensive (loss) income, net of tax	—	—	—
Comprehensive (loss) income	$(7,721)	$(4,287)	$3,018
Comprehensive (loss) income attributable to noncontrolling interest	$(2,728)	$(2,346)	$3,018
Comprehensive loss attributable to shareholders of UCP, Inc.	$(4,993)	$(1,941)	$—

	December 31, 2014	IPO to December 31, 2013	December 31, 2012
Weighted average common shares:
Basic and diluted shares outstanding	7,870,269	7,750,000

Basic and diluted loss per share	$(0.63)	$(0.25)

 See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares)

	UCP, LLC. and Subsidiaries	UCP, Inc. Stockholders’ Equity
	Member’s equity	Shares of Common Stock Outstanding		Common stock		Additional paid-in capital	Accumulated Deficit	Noncontrolling interest	Total stockholders’ / member’s equity
		Class A	Class B	Class A	Class B
Balance at December 31, 2011	$92,992
Member contributions	41,005
Repayments of member contributions	(34,700)
Net income	3,018
Balance at December 31, 2012	102,315
Member contribution	37,512
Repayments of member contributions	(25,443)
Net loss, pre IPO	(2,209)
Class A - Issuance of common stock, net of issuance costs		7,750,000		$78		$105,376			$105,454
Class B - Issuance of common stock, net of issuance costs			100		$—				—
Allocation of Class B issuance to noncontrolling interest	(112,175)					47,394		$64,781	112,175
Changes in ownership of noncontrolling interest						(60,899)		60,899	—
Stock-based compensation expense						1,246		919	2,165
Net loss, post IPO							$(1,941)	(137)	(2,078)
Balance at December 31, 2013	—	7,750,000	100	$78	—	$93,117	$(1,941)	$126,462	$217,716
Class A - Issuance of common stock for RSU's, net		172,216		1		(819)		(801)	(1,619)
Stock-based compensation expense						1,812		1,753	3,565
Distribution to noncontrolling interest								(674)	(674)
Net loss							(4,993)	(2,728)	(7,721)
Balance at December 31, 2014	$—	7,922,216	100	$79	$—	$94,110	$(6,934)	$124,012	$211,267

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(7,721)	$(4,287)	$3,018
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	3,565	2,165	—
Abandonment charges	173	309	665
Depreciation and amortization	599	271	147
Fair value adjustment of contingent consideration	(377)	—	—
Changes in operating assets and liabilities:
Real estate inventories	(131,045)	(45,137)	735
Receivables	(444)	(542)	641
Other assets	(2,293)	(236)	29
Accounts payable and accrued liabilities	7,045	12,547	3,562
Net cash (used in) provided by operating activities	(130,498)	(34,910)	8,797
Investing activities
Purchases of fixed assets	(1,004)	(619)	(712)
Citizens acquisition	(14,006)	—	—
Restricted cash	(250)	—	—
Net cash used in investing activities	(15,260)	(619)	(712)
Financing activities
Cash contributions from member	—	37,512	41,005
Cash distributions to member	—	(25,443)	(34,700)
Distribution - Noncontrolling Interest	(674)	—	—
Proceeds from notes payable	78,313	33,637	7,392
Proceeds from senior notes, net of discount	74,550	—	—
Repayment of notes payable	(48,362)	(38,452)	(13,734)
Proceeds from IPO (net of offering costs)	—	105,454	—
Debt issuance costs	(1,920)	—	—
Repurchase of Class A common stock for settlement of employee withholding taxes	(1,619)	—
Net cash provided by (used in) by financing activities	100,288	112,708	(37)
Net (decrease) increase in cash and cash equivalents	(45,470)	77,179	8,048
Cash and cash equivalents – beginning of period	87,503	10,324	2,276
Cash and cash equivalents – end of period	$42,033	$87,503	$10,324

Supplemental disclosure of noncash transactions
Debt incurred to acquire real estate inventories	$—	$6,653	$5,420
Accrued debt issuance costs	$473	$—	$—
Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$141	$—	$—
Fair value of assets acquired from the acquisition of business	$19,418	$—	$—
Cash paid for the acquisition of business	$(14,006)	$—	$—
Contingent consideration and liabilities assumed from the acquisition of business	$5,412	$—	$—
Issuance of Class A common stock for vested restricted stock units	$3,999	$—	$—

See accompanying notes to consolidated financial statements.

UCP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS:

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

Company’s History

The Company’s operations began in 2004, and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In January 2008, the Company’s business was acquired by PICO Holdings, Inc. (“PICO”), a NASDAQ -listed, diversified holding company, which allowed the Company to accelerate the development of its business and gain access to a capital partner capable of funding its growth. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. The Company completed its IPO on July 23, 2013 and purchased a 42.3% economic interest in UCP, LLC with the net proceeds. On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens Homes, Inc. ("Citizens") used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee ("Citizens Acquisition"), pursuant to a Purchase and Sale Agreement, dated March 25, 2014 between UCP, LLC and Citizens.

Company’s Reorganization and the IPO

UCP, Inc. was incorporated in the State of Delaware on May 7, 2013 as a wholly-owned subsidiary of PICO for the purpose of facilitating the IPO and to become a holding company owning, as its principal asset, membership interests in UCP, LLC. UCP, LLC is a holding company for the entities that directly or indirectly own and operate the Company’s business. The net proceeds of $105.5 million from the IPO were used by UCP, Inc. for acquiring the 42.3% ownership in UCP, LLC.

As of December 31, 2012, the Company's capital structure was comprised solely of PICO's membership interests and the Company did not have any outstanding shares. During the years ended December 31, 2013 (prior to the completion of the IPO) and 2012, the Company received $37.5 million and $41.0 million, respectively in contributions from PICO. As the Company generated excess cash, primarily from the sale of real estate inventories, it repaid $25.4 million and $34.7 million of the contributions to PICO during the years ended December 31, 2013 (prior to the completion of the IPO), and 2012, respectively. Subsequent to the IPO in 2013 and through the year ended December 31, 2014, the Company has not received additional contributions from PICO or repaid any additional contributions to PICO, and does not anticipate receiving additional contributions from PICO or repaying any remaining contributions to PICO.

Prior to the completion of the IPO, PICO allocated expenses to the Company for certain corporate services and other expenses. The material expenses allocated were payroll and benefits, which were allocated based on estimated time for the services provided. The service costs allocated included executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury. The total amounts of the expense allocations from PICO to the Company for the years ended December 31, 2013 and 2012 were $587,000 and $1.2 million, respectively. Of these expenses $579,000 were payable as of December 31, 2013. These expense allocations are primarily reflected within general and administrative expenses in the Company's consolidated statements of operations and comprehensive income or loss. The Company's management believes the basis on which the expenses have been allocated is a reasonable reflection of the services and other benefits received by the Company during the periods presented, and that the financial statements reflect all of the costs of doing business related to the Company's operations, including expenses incurred by PICO on the Company's behalf.

Upon completion of the IPO, UCP, Inc. issued 7,750,000 shares of Class A common stock (par value $0.01 per share) at a public offering price of $15.00 per share and received net proceeds of $105.5 million after deducting the underwriting discount and other offering costs. UCP, Inc. invested these net proceeds into UCP, LLC and acquired UCP, LLC’s newly-issued Series B Units, which represented a 42.3% economic interest in UCP, LLC; PICO, through its ownership of UCP, LLC Series A Units, retained the remaining 57.7% economic interest in UCP, LLC.

In connection with the IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement (the "Operating Agreement") was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), are held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which are held solely by PICO (and its permitted transferees). UCP, Inc. purchased 7,750,000 UCP, LLC Series B Units through its investment in UCP, LLC with the net proceeds from the IPO. The UCP, LLC Series B Units rank on parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. Subsequent to the IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc. operates and controls all of the business and affairs and consolidates the financial results of UCP, LLC and its subsidiaries. During the year ended December 31, 2014, UCP, LLC made a distribution of $674,000 to PICO toward its tax liability as required by the Operating Agreement and a pro rata distribution to UCP, Inc.

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock, and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2014, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 57.2% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, effectively providing PICO with control over the outcome of votes on all matters requiring approval by the Company’s stockholders.

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

Exchange Agreement

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2014, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,515,216 shares of Class A common stock outstanding. In addition, in connection with and subsequent to the IPO, the Company issued an aggregate of 430,333 restricted stock units ("RSUs") in 2013 and 66,561 RSUs and 166,081 stock options ("Options") in 2014 to the members of its management team, other officers and employees and directors. These RSUs and Options vest at various points in time through 2018. The Company issues Class A common stock on a one-for-one basis in connection with the vesting of each RSU or exercise of Option. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with PICO. When PICO sells or exchanges its UCP, LLC Series A Units for shares of the Company’s Class A common stock, such a sale or exchange by PICO would result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange. An increase in tax basis is expected to increase the Company's depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that the Company would otherwise be required to pay in the future. Under the TRA, the Company generally is required to pay to PICO 85% of the applicable cash savings in U.S. federal and state income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of sales or exchanges of the UCP, LLC Series A Units held by PICO for shares of Class A common stock, leaving the Company with 15% of the benefits of the tax savings. Cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of income taxes that the Company would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. If the Company would not have reported taxable income in a given taxable year had there been no increase in the tax basis of assets as a result of the exchanges, no payment under the TRA for that taxable year is required because no tax savings will have been realized.

As of December 31, 2014, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments, will vary depending on a number of factors, including:

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

The effects of the TRA on the Company’s consolidated balance sheet if PICO elects to exchange all or a portion of its UCP, LLC Series A Units for the Company’s Class A common stock are expected to be as follows:

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

Use of Estimates in Preparation of Financial Statements:

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of real estate impairments, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2014 and 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Under the TSA, the Company incurred $615,000 for administrative support services for the year ended December 31, 2014 and $351,000 for the post IPO period for the year ended December 31, 2013. The agreement was not in effect during the period prior to the IPO for the year ended December 31, 2013. The initial term of the TSA expired on July 23, 2014 after which the Company exercised the right to renew for two ninety day periods. These renewal terms expired on January 23, 2015 and the agreement will now continue on a month-to-month basis until canceled by the Company upon thirty days prior written notice or by PICO upon sixty days prior written notice. As of December 31, 2014 and 2013, the total amount payable to PICO under the TSA or expense allocations from PICO prior to the IPO were $757,000 and $579,000, respectively.

Segment Reporting:

As a result of Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated to maximize its overall results. Based on this evaluation, the Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such all segment information for fiscal years 2013 and 2012 has been reclassified and is shown under the West homebuilding and land development reportable segments.

In accordance with the applicable accounting guidance, the Company considered similar economic and other characteristics, including geography, product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results and underlying supply and demand in determining its reportable segments.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Real Estate Inventories and Cost of Sales:

The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to sales and marketing or general and administrative, as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable.

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales-homebuilding includes the allocation of construction costs of each home and all applicable land acquisition, real estate development and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Cost of sales-land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes. Abandonment charges during the years ended December 31, 2014, 2013 and 2012, were $173,000, $309,000, and $665,000, respectively. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. Completed homes are included in real estate inventories in the accompanying consolidated balance sheets at the lower of cost or market value.

Impairment of Real Estate Inventories:

The Company records an impairment loss when conditions exist where the carrying amount of real estate is not fully recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. The Company prepares and analyzes cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level.

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales for the period. No such losses were recorded during the years ended December 31, 2014, 2013 and 2012.

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

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period of development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are sold. To the extent the Company’s debt exceeds the related asset under development, the Company expenses that portion of the interest incurred. Qualifying assets include projects that are actively under development.

Purchase Accounting and Business Combinations:
Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. Management may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations and comprehensive income or loss. During the year ended December 31, 2014, the Company recorded a fair value adjustment of $377,000 reducing the estimated contingent consideration related to the Citizens acquisition.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable.

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
The Company tests goodwill for impairment on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; change in customer, target market or strategy; unanticipated competition; loss of key personnel; or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.
An assessment of qualitative factors is performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the result of the qualitative assessment is that it is more likely than not (i.e. > 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the consolidated statements of operations and comprehensive income or loss as "Impairment of goodwill." Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

As of December 31, 2014, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014. See Note 6 “Acquisition” for further discussion of goodwill and intangible assets.

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

Receivables:

Receivables include amounts due from buyers for homes sold and from utility companies for reimbursement of costs. At December 31, 2014, and 2013, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	December 31, 2014	December 31, 2013
Customer deposits in escrow	$503	$350
Prepaid expenses	3,129	441
Other deposits	336	365
Other	$1,836	$—
Total	$5,804	$1,156

Homebuilding, Land Development Sales and Other Revenues Profit Recognition:

In accordance with Financial Accounting Standard Board (“FASB”) issued Accounting Standard Codification ("ASC") Topic 360, Property, Plant, and Equipment, revenue from home sales and other real estate sales are recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement. The Company does not offer financing to any buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales, which is dependent on an allocation of costs.

In addition to homebuilding and land development, with the completion of the Citizens Acquisition, the Company now provides construction management services pursuant to which it builds homes on behalf of property owners. Revenue from providing these services is included in other revenues in the consolidated statement of operations and comprehensive income or loss. The property owners fund all project costs incurred by the Company to build the homes. The Company primarily enters into “cost plus fee” contracts where it charges property owners for all direct and indirect costs plus a negotiated management fee. The management fee is typically a fixed fee, based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the property owners. In accordance with ASC Topic 605, Revenue Recognition, revenues from construction management services are recognized based upon a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual costs incurred, plus the portion of the management fee it has earned to date. In the course of providing construction management services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are included in the Company’s cost of revenue in the consolidated statement of operations and comprehensive income or loss.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with ASC 718, Compensation - Stock Compensation. The Company has issued 496,894 RSUs and 166,081 Options under the Long-Term Incentive Plan ("LTIP") through the year ended December 31, 2014. See Note 10 for a description of the RSUs and the LTIP.

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

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	December 31, 2014	December 31, 2013
Warranty reserves, beginning of period	$608	$141
Warranty reserves accrued	1,128	487
Warranty expenditures/ back charges	(227)	(20)
Warranty reserves, end of period	$1,509	$608

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

In order to determine if the Company is the primary beneficiary, it must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to; the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If the Company is not determined to control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company does have the ability to control such activities, the Company will continue its analysis by determining if it is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains.

In substantially all cases, creditors of the entities with which the Company have option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at December 31, 2014 or 2013.

Price Participation Interests:

Certain land purchase contracts and other agreements include provisions for additional payments to the land sellers. These additional payments are contingent on certain future outcomes, such as, selling homes above a certain preset price or achieving an internal rate of return above a certain preset level. These additional payments, if triggered, are accounted for as cost of sale, when they become due; however, they are neither fully determinable, nor due, until the transfer of title to the buyer is complete. Accordingly, no liability is recorded until the sale is complete.

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

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to the Company for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates that the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss of the Company and its predecessor.

As a result of the analysis of all available evidence as of December 31, 2014 and 2013, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the year ended December 31, 2014 or 2013. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

Noncontrolling Interest:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying consolidated financial statements. In the consolidated statement of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership or adjustments of the subsidiary, is reported as a component of total equity.  For the year ended December 31, 2013, the noncontrolling interest reported in the consolidated financial statements includes PICO’s share of 100% of the loss related to UCP, LLC prior to the completion of the IPO, and 57.7% of UCP, LLC’s loss subsequent to the completion of the IPO. For the year ended December 31, 2014, the noncontrolling interest reported in the consolidated financial statements includes PICO's share of 57.2% of the loss related to UCP, LLC. Noncontrolling interest reported in the consolidated financial statements for the year ended December 31, 2014 and 2013 was adjusted for $3.1 million and $1.8 million respectively of general and administrative expenses that were attributable directly to UCP, Inc. activities and, accordingly, have been allocated to UCP, Inc. - see Note 13.

Recently Issued Accounting Standards:

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”), which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.
In June 2014, the FASB issued Accounting Standards Update No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which requires repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminates existing accounting guidance for repurchase financing arrangements, and expands disclosure requirements related to certain transfers of financial assets. ASU 2014-11 is effective for public entities for the first interim or annual period beginning after December 15, 2014. Early adoption is not permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

3. Loss per share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to UCP, Inc. earnings by the weighted average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury stock method, if dilutive. The Company’s RSUs and Options are considered Class A common stock equivalents for this purpose. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc.’s Class A common stockholders for the year ended December 31, 2014 and for the period subsequent to the IPO for the year ended December 31, 2013.

All losses prior to and up to the IPO were entirely allocable to noncontrolling interest. Consequently, only the loss allocable to UCP, Inc. from the period subsequent to the IPO is included in the net loss attributable to the stockholders of Class A common stock for the year ended December 31, 2013. Basic and diluted net loss per share of Class A common stock for the year ended December 31, 2014 and for the period from IPO to December 31, 2013 have been computed as follows (in thousands, except number of shares and per share amounts):

	For the Year Ended December 31, 2014	IPO to December 31, 2013
Numerator
Net loss attributable to UCP, Inc.	$(4,993)	$(1,941)

Denominator
Weighted average shares of Class A common stock outstanding - basic and diluted	7,870,269	7,750,000

Net loss per share of Class A common stock - basic and diluted	$(0.63)	$(0.25)

4. Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Deposits and pre-acquisition costs	$2,955	$4,517
Land held and land under development	235,809	117,808
Homes completed or under construction	70,804	46,639
Model homes	12,125	7,884
Total	$321,693	$176,848

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of December 31, 2014, the Company had $2.4 million of deposits pertaining to land purchase contracts for 925 lots with an aggregate purchase price of approximately $49.6 million, net of deposits. As of December 31, 2013, the Company had $3.7 million of deposits pertaining to land purchase contracts for 1,350 lots with an aggregate purchase price of approximately $87.9 million, net of deposits. At December 31, 2014 and 2013, the Company had completed homes included in inventories of $28.8 million and $8.6 million, respectively.

Interest Capitalization:

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company's consolidated statement of operations and comprehensive income or loss as related sales are recognized. For the years ended December 31, 2014, 2013 and 2012, interest incurred of $3.8 million, $2.9 million, and $1.9 million, respectively, was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	December 31,
	2014	2013	2012
Interest expense capitalized as cost of home inventory	$3,176	$2,259	$369
Interest expense capitalized as cost of land inventory	577	642	1,580
Total interest expense capitalized	3,753	2,901	1,949
Previously capitalized interest expense included in cost of sales - homebuilding	(2,789)	(1,174)	(122)
Previously capitalized interest expense included in cost of sales - land development	(3)	(9)	(638)
Net activity of capitalized interest	961	1,718	1,189
Capitalized interest expense in beginning inventory	6,338	4,620	3,431
Capitalized interest expense in ending inventory	$7,299	$6,338	$4,620

5. Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Computer hardware and software	$1,698	$1,118
Office furniture and equipment and leasehold improvements	763	337
Vehicles	79	79
Total	2,540	1,534
Accumulated depreciation	(969)	(506)
Fixed assets, net	$1,571	$1,028

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $463,000, $271,000 and $147,000, respectively, and is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income or loss.

6. Acquisition

On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens Homes, Inc. ("Citizens") pursuant to a Purchase and Sale Agreement, dated March 25, 2014 between UCP, LLC and Citizens. Citizens is active in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee. Accordingly, the results of Citizens are included in the Company’s consolidated financial statements from the date of the acquisition. For the year ended December 31, 2014, the revenues and net income attributable to Citizens were $30.3 million and $1.4 million, respectively. Net income attributable to Citizens does not include an allocation of corporate costs. The Citizens Acquisition provides increased scale and presence in established markets with immediate revenue opportunities through an established backlog. Additional synergies are expected in the areas of purchasing leverage and integrating the best practices in operational effectiveness.

The Citizens Acquisition was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. The total purchase price of the assets acquired and assumed liabilities included: real estate inventory; architectural plans; deposits; trade name and land option intangibles; fixed assets; and accounts payable. The acquisition date estimated fair value of the consideration transferred totaled $17.9 million, which consisted of the following (in thousands):

Cash	$14,006
Contingent consideration	3,902
Total	$17,908

The contingent consideration arrangement requires the Company to pay up to a maximum of $6.0 million of additional consideration based upon the newly acquired Citizens’ business achievement of various pre-tax net income performance milestones (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The fair value of the contingent consideration of $3.9 million was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted net income; (3) risk-free interest rates; (4) volatility of adjusted net income; and (5) the Company’s credit spread. The risk adjusted discount rate for adjusted net income was 15.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 15.8% to 17% over the contingent consideration period. The Company’s volatility rate of 28.2% and a credit spread of 3.11% were applied to forecast adjusted net income over the contingent consideration period.

The following table summarizes the calculation of the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Preliminary Amounts Previously Recorded as of the Acquisition Date	Measurement Period Adjustments	Adjusted Total as of Acquisition Date
Assets acquired
Accounts receivable	$62	$—	$62
Prepaids and other current assets	409	—	409
Real estate inventories	13,832	—	13,832
Deposits	26	—	26
Fixed assets	3	—	3
Architectural plans	170	—	170
Trademark/Trade name	180	(70)	110
Land options	583	—	583
Total assets acquired	$15,265	$(70)	$15,195
			—
Liabilities assumed			—
Customer deposits	$(27)	$—	$(27)
Deferred revenue	(111)	—	(111)
Accounts payable	(1,470)	98	(1,372)
Total liabilities assumed	(1,608)	98	(1,510)
			—
Total net identifiable assets acquired	13,657	28	13,685
Goodwill	4,993	(770)	4,223
Total estimated fair value	$18,650	$(742)	$17,908

The acquired assets and assumed liabilities were recorded by the Company at their initial estimated fair values. The Company estimated fair values with the assistance of preliminary appraisals or valuations performed by independent third party specialists, discounted cash flow analysis, and other estimates made by management. To the extent the consideration transferred exceeded the fair value of net assets acquired; such excess was assigned to goodwill. All goodwill has been attributed to our Southeast homebuilding reporting segment. During the fourth quarter of 2014, the Company finalized its acquisition accounting for Citizens based on facts and circumstances that existed at the acquisition date by recording measurement period adjustments to reduce contingent consideration, trademark and trade name intangibles and accounts payable, resulting in a reduction to goodwill of $770,000.
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

The fair values for acquired intangible assets were recorded based on management's assessment of valuations performed by independent valuation specialists. The $170,000 of intangible architectural plan assets will generally be amortized over five years and the $110,000 of trademark and trade name intangibles was amortized over a six month period. The $583,000 of land option intangibles will be added to the value of the land when the option is used to purchase the related land. If cancelled, a land option intangible will be expensed in the period in which such option is cancelled.
As of the acquisition date, goodwill largely consisted of the expected economic value attributable to the assembled workforce relating to the Citizens Acquisition as well as estimated economic value attributable to expected synergies resulting from the acquisition.
During the fourth quarter of 2014, the Company revised its estimate of the probable amount of contingent consideration due to Citizens based on lower projections for various pretax performance milestones required to earn the contingent consideration through the end of the contingent consideration period. As a result, the Company reduced the contingent consideration liability and general and administrative expense in the accompanying consolidated balance sheet and statement of operations and comprehensive income or loss by $377,000 to reflect the reduction in estimated contingent consideration liability.

Acquisition related costs directly related to the Citizens Acquisition, totaled approximately $778,000 for the year ended December 31, 2014, which are included in the consolidated statements of operations and comprehensive loss within general and administrative expenses. Such costs were expensed in the period incurred.
Three former employees of Citizens who are now employees of the Company have minority interests in land and general contracting operations that are either under option or contract with Citizens which were disclosed, and approved by the Company as part of the Citizens Acquisition. During the year ended December 31, 2014, the Company purchased approximately $7.9 million of land pursuant to these options or contracts.

Pro Forma Unaudited Financial Information
The pro forma unaudited financial information in the table below summarizes the results of operations of the Company as though the Citizens Acquisition was completed as of January 1, 2013. The pro forma unaudited financial information for all periods presented includes additional amortization charges from acquired intangible assets (certain of which are preliminary). The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired in the Citizens Acquisition, or the expenditures necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired real estate inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.
The pro forma unaudited financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition was completed as of January 1, 2013, or indicative of the results that will be attained in the future.

(In thousands, except per share data)	Year Ended
	December 31, 2014	December 31, 2013

Total revenues	$201,785	$129,970
Net Income (loss)	(7,338)	(5,304)
Comprehensive loss attributable to stockholders of UCP, Inc.	(4,832)	(1,924)
Net loss per share - basic and diluted	$(0.61)	$(0.25)

Pro forma earnings for the year ended December 31, 2014 and 2013 were adjusted to exclude and include approximately $778,000, respectively, of acquisition costs related to Citizens Acquisition.

Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization(Use)	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization (Use)	Net Carrying Value
Architectural plans	$170	$(26)	$144	$—	$—	$—
Land option	583	(141)	442	—	—	—
Trademarks and trade names	110	(110)	—	—	—	—
	$863	$(277)	$586	$—	$—	$—

Amortization expense for the year ended December 31, 2014 and 2013 related to the architectural plans and trademarks and trade names intangibles was approximately $136,000 and $0, respectively. The amortization period related to the architectural plans intangible is approximately 4.2 years. Amortization expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Additionally, land options of $141,000 were used to purchase land and were capitalized to real estate inventories during the year ended December 31, 2014. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows (in thousands):

December 31,
2015	$34
2016	34
2017	34
2018	34
2019	8
Total	$144

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued expenses	$22,281	$14,162
Contingent consideration for acquisition	3,525	—
Accounts payable	1,975	2,118
Accrued payroll liabilities	1,443	1,766
Warranty reserves (Note 2)	1,509	608
Total	$30,733	$18,654

8. Notes payable and Senior notes

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of December 31, 2014 and 2013, the lenders have not requested, and the Company has not obtained, any such appraisals. As of December 31, 2014, the Company had approximately $134.5 million available in loan commitments to draw upon, of which approximately $87.3 million was available to us. At December 31, 2014 and 2013, the weighted average interest rate on the Company’s outstanding debt was 6.56% and 4.7%, respectively. Interest rates charged under variable rate debt are based on LIBOR or Prime rate indexes plus a margin rate ranging from 0.25% to 5.00%.

On October 21, 2014, the Company completed the private offering of $75.0 million in aggregate principal amount of 8.5% Senior Notes due 2017 (the “Senior Notes”). The net proceeds from the offering were approximately $72.5 million, after paying the debt issuance costs and offering expenses. The net proceeds from the offering were used for general corporate purposes, including to provide financing for the construction of homes, acquisition of entitled land, development of lots and working capital.
The Senior Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”). The Company agreed to pay 8.5% interest per annum on the principal amount of the Senior Notes, payable March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2014. Interest accrues on the Senior Notes from October 21, 2014, and the first interest payment date was December 31, 2014. The Senior Notes mature on October 21, 2017, unless earlier redeemed or repurchased.
The Senior Notes are guaranteed on an unsecured senior basis by each of the Company’s subsidiaries (the “Subsidiary Guarantors”). The Senior Notes and the guarantees are the Company’s and the Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of the Company’s and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ future subordinated debt. The Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.
The Company may redeem the Senior Notes, in whole but not in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. Upon the occurrence of a change of control, the Company must offer to repurchase the Senior Notes for cash at a price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. Under the Indenture, a “change of control” generally means (i) any person or group of related persons acquires more than 35% of the voting stock of the Company or (ii) the Company transfers all or substantially all of its consolidated assets to any person or group of related persons, in each case other than PICO Holdings, Inc. and its affiliates.

The Indenture provides for customary “events of default” which could cause, or permit, the acceleration of the Senior Notes. Such events of default include (i) a default by any payment of principal or interest; (ii) failure to comply with certain covenants contained in the Indenture; (iii) defaults in failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity; (iv) the failure to pay certain final judgments; and (vi) certain events of bankruptcy or insolvency.
The Indenture limits the Company’s and its subsidiaries’ ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that the Company may incur indebtedness so long as the Company’s ratio of indebtedness to consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of the Company’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Senior Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of the Company’s consolidated assets. Additionally, the Indenture requires the Company to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time after the issuance of the Senior Notes.
As of December 31, 2014, we were in compliance with the applicable covenants under the Indenture.

Notes payable and Senior notes consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Variable Interest Rate:
Interest rate of 3.94% to 4.19%, payments due through 2014	$—	$3,535
Interest rate of 3.94% to 4.19%, payments due through 2015	20,156	13,772
Interest rates of 3.66% to 3.94%, payments due through 2016	25,239	—
Interest rate of 3.66%, payments due through 2017	6,984	—
Interest rate of 5%, payments due through 2015	3,990	6,018
Interest rate of 5.5%, payments due through 2016	966	—

Fixed Interest Rate:
Interest rate of 5%, payments due from 2014	—	425
Interest rate of 5%, payments due through 2015	1,962	5,048
Interest rate of 6.5%, payments due through 2036	—	548
Interest rate of 10%, payments due through 2014	—	1,604
Interest rate of 10%, payments due through 2017	1,604	—
Total construction and development debt	60,901	30,950
Senior notes	74,550	—
Total debt	$135,451	$30,950

The Company has reclassified the presentation of prior periods debt balances to be consistent with the presentation of debt balances as of December 31, 2014.

The Company's future minimum debt repayments are as follows (in thousands):

Year ending December 31,
2015	$26,108
2016	26,205
2017	83,138
Thereafter	—
Total	$135,451

9. Fair Value Disclosures

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

As of December 31, 2014 and 2013, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the years ended December 31, 2014 and 2013.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Notes payable	$60,901	$62,976	$30,950	$32,044
Senior notes	74,550	87,167	—	—
Total debt	$135,451	$150,143	$30,950	$32,044

Estimated Fair Value of Contingent Consideration
The contingent consideration arrangement relating to Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based on achievement of performance milestones over a five year period. The estimated fair value of the contingent consideration of $3.5 million as of December 31, 2014 was estimated based on applying the income approach and a weighted probability of achieving the performance milestones. See Note 6 for a description of the level 3 inputs used in determining fair value of contingent consideration.

Non-Financial Fair Value Measurements

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. See Note 6 for a discussion of the non-financial measurements applied to the Citizens Acquisition. There were no other non-financial fair value measurements during the years ended December 31, 2014 and 2013.

10. Stock-Based Compensation

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

During the year ended December 31, 2014 and 2013, the Company granted an aggregate of 66,561 and 430,333 RSUs respectively to certain of its employees and members of its board of directors under the LTIP. During the year ended December 31, 2014, the Company also granted 166,081 Options to certain of its employees under the LTIP. No Options were granted during the year ended December 31, 2013. The RSUs and Options granted to the Company’s employees during the year ended December 31, 2014 are subject to the following vesting schedule: a) ten percent will vest on the first anniversary of the grant date, b) twenty percent will vest on the second anniversary of the grant date, c) thirty percent will vest on the third anniversary of the grant date and d) forty percent will vest on the fourth anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors will vest on the first anniversary of the grant date. The RSUs granted to the Company’s employees during the year ended December 31, 2013 are subject to the following vesting schedule: a) one-third vested on December 31, 2013, b) one-third vested on the first anniversary of the grant date and c) one-third will vest on the second anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors vested on the first anniversary of the grant date. During the year ended December 31, 2014, 148,778 RSUs and no Options vested and 16,898 RSUs and 16,476 Options were forfeited. During the year ended December 31, 2013, 140,778 RSUs vested and no RSUs were forfeited. The grant-date fair value of the RSUs and Options granted during the period ended December 31, 2014 was $2.3 million.

During the year ended December 31, 2014 and 2013, the Company recognized $3.6 million and $2.2 million, respectively, as stock-based compensation expense, which is included in general and administrative expense in the accompanying consolidated statement of operations and comprehensive income or loss. No stock-based compensation awards were outstanding during 2012, accordingly, no stock-based compensation expense was recognized for the year ended December 31, 2012.

A summary of RSU activity is as follows:

Outstanding and unvested at January 1, 2013	—
Granted	430,333
Vested	(140,778)
Outstanding and unvested at December 31, 2013	289,555
Granted	66,561
Vested	(148,778)
Forfeited	(16,898)
Outstanding and unvested at December 31, 2014	190,440

The following table summarizes the Options activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2013	—	—	—	—
Options granted	166,081	$16.20	9.16	—
Options exercised	—	—	—	—
Options forfeited	(16,476)	—	—	—
Outstanding at December 31, 2014	149,605	$16.20	9.16	—

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of December 31, 2014 was $10.50 per share.

The Company used the Black-Scholes option pricing model to determine the fair value of Options. The assumptions used to estimate the fair value of Options granted during the year ended December 31, 2014 were as follows:

Expected term	6.5 years
Expected volatility %	53.46%
Risk free interest rate %	1.81%
Dividend yield %	—

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $2.7 million (net of estimated forfeitures) as of December 31, 2014. Approximately $1.8 million of the unrecognized compensation costs are related to RSUs and $923,000 are related to Options. The expense is expected to be recognized over a weighted average period of 1.5 years for the RSUs and 3.2 years for the Options.

11. Income Taxes:

The Company was incorporated in the State of Delaware during May 2013 as a wholly-owned subsidiary of PICO for the purpose of facilitating the IPO, which occurred in July 2013, and to become a holding company owning, as its principal asset, membership interests in UCP, LLC. UCP, LLC is a holding company for the entities that directly or indirectly own and operate the Company’s business. Prior to July 2013 UCP, LLC was a "disregarded entity" for federal and state income tax purposes.

Because of the Company's current year loss and the full valuation allowance against the deferred tax assets, there was no provision for federal or state income taxes for the years ended December 31, 2014 and 2013.

A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations and comprehensive loss is as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Income tax (benefit) provision at federal statutory rate	35%	35%
State income tax, net of federal benefit	—%	2%
Non-benefited losses from valuation allowance	(22)%	(17)%
Noncontrolling interest	(12)%	(19)%
Other permanent items	(1)%	(1)%
Effective tax rate	—%	—%

Total deferred tax assets and liabilities consist of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss and tax credit carry forwards	$3,317	$1,689
Outside basis difference in partnership	5,192	5,061
Other	83	—
Valuation allowance	(8,592)	(6,750)
Net deferred tax assets	$—	$—

The Company had deferred tax assets at December 31, 2014 and 2013 of approximately $8.6 million and $6.8 million, respectively, relating principally to net operating losses and the deductible temporary differences attributable to the Company’s investment in UCP, LLC. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible.

The Company has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based upon the assessment of these possible sources of taxable income, there is not sufficient positive evidence to enable the Company to conclude that the benefits of its deferred tax assets will be realized. Therefore, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2014 and 2013. As the Citizens Acquisition was a purchase of assets for federal income tax purposes, acquired intangibles and goodwill are also deductible for tax purposes.

As of December 31, 2014, the Company recorded a valuation allowance of approximately $8.6 million. The Company will continue to assess the recoverability of its deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, management is required to consider all available positive and negative evidence to determine, whether, it is more likely than not that some portion or all of the deferred tax assets will be realized in future periods.

At December 31, 2014, the Company had net operating loss carryforwards of approximately $7.4 million for federal income tax purposes and $8.0 million for state income tax purposes.  The net operating loss carryforwards, if not utilized, will begin to expire in 2033 and 2029 for federal and state purposes, respectively. At December 31, 2014 the Company had general business credit carryforwards of approximately $300,000 for federal income tax purposes that, if not utilized, will begin to expire in 2033.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority.  As a result of the implementation of this guidance, the Company has not identified any uncertain tax positions and accordingly, has no unrecognized tax benefits as of the tax year ended December 31, 2014.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2014 or 2013.

The Company does not expect any material adjustment to its reserves within the next twelve months. The Company is subject to taxation in the U.S. and various state jurisdictions.  The Company’s tax years starting from 2013 remain open in various tax jurisdictions. There are no ongoing examinations by taxing authorities at this time.

12. Segment Information

Through the third quarter of 2014 the Company reported our results under two reportable segments, homebuilding and land development which are also our core operations. Subsequent to the Citizens Acquisition, during the fourth quarter of 2014, the Company segmented its operating activities into two geographical regions and currently has homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such all homebuilding financial information for fiscal years 2013 and 2012 is shown under the West reportable segments.

Segment	State
Homebuilding
West	California, Washington
Southeast	North Carolina, South Carolina, Tennessee
Land development	California, Washington

Each reportable segment includes real estate of similar economic characteristics, including similar historical and expected future long-term gross margin percentages, product types, geography, production processes and methods of distribution.

The reportable segments follow the same accounting policies as the consolidated financial statements described in Note 2. Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments is as follows (in thousands):

	Revenues			Gross Margin
	2014	2013	2012	2014	2013	2012
Homebuilding
West	$128,334	$72,511	$14,060	$21,858	$15,011	$4,228
Southeast	27,083	—	—	3,982	—	—
Homebuilding	155,417	72,511	14,060	25,840	15,011	4,228
Land development (a)	32,513	20,215	44,066	7,047	6,395	11,190
Corporate and unallocated (b)	3,253	—	—	425	—	—
Total	$191,183	$92,726	$58,126	$33,312	$21,406	$15,418

(a) Land development operations for all the periods presented were in the West region.

(b) Corporate and unallocated includes revenues from construction management services which relates to our Citizens Acquisition and is not attributable to the homebuilding and land development operations.

Reconciliation to net (loss) income

	2014	2013	2012
Gross margin	$33,312	$21,406	$15,418
Sales and marketing	13,748	6,647	2,875
General and administrative	27,406	19,368	10,103
(Loss) income from operations	(7,842)	(4,609)	2,440
Other income, net	121	322	578
Net (loss) income	$(7,721)	$(4,287)	$3,018

Total assets for each of our reportable and geographic segments at December 31, 2014 and 2013, are shown in the table below (amounts in thousands):

	December 31
	2014	2013
Homebuilding
West	$218,902	$108,594
Southeast	47,004	—
Homebuilding	265,906	108,594
Land development (c)	55,787	68,254
Corporate and unallocated (d)	55,758	90,472
Total	$377,451	$267,320

(c) Land development operations for all the periods presented were in the West region.

(d) Corporate and unallocated assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of all reportable segments.

The Company evaluates the performance of the operating segments based upon gross margin. “Gross Margin” is defined as operating revenues less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, general and administrative expense and other non-recurring gains or losses are reflected within overall corporate expenses as this constitutes the Company’s primary business objective - supporting all segments. Corporate expenses are not particularly identifiable to any one segment.

13. Noncontrolling interest

Prior to the completion of the IPO and related transactions on July 23, 2013, UCP, LLC was a wholly owned subsidiary of PICO. As of December 31, 2014, the Company holds approximately 42.8% economic interest in UCP, LLC and is its sole managing member. As of December 31, 2013, the Company's economic interest in UCP, LLC was 42.3%. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost which resulted in recording an initial carrying value for the noncontrolling interest of $125.7 million and a $782,000 increase in members’ equity during the year ended December 31, 2013. As of December 31, 2014, the noncontrolling interest balance was $124.0 million as compared to $126.5 million as of December 31, 2013.

The carrying value and ending balance of the noncontrolling interest at December 31, 2014 and 2013 was calculated as follows (in thousands):

	December 31, 2014	December 31, 2013
Beginning balance	$126,462	$125,680
Loss attributable to noncontrolling interest	(2,728)	(137)
Stock-based compensation related to noncontrolling interest	1,753	919
Stock repurchase related to noncontrolling interest	(801)	—
Distribution to noncontrolling interest	(674)	—
Ending balance	$124,012	$126,462

14. Commitments and Contingencies

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At December 31, 2014 and December 31, 2013, the Company did not have any accruals for asserted or unasserted matters.

The Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that it is developing in Washington State. Recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to take. Accordingly, no liability has been recorded at December 31, 2014. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of December 31, 2014 and 2013, the Company had outstanding surety bonds totaling $38.0 million and $10.3 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020.  Rent expense for the years ended December 31, 2014, 2013 and 2012, for office space was $1.1 million, $541,000 and $270,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2015	$1,097
2016	944
2017	914
2018	826
2019	359
2020 and thereafter	159
Total	$4,299

15. Incentive Compensation Plan and Employee Benefits

Incentive Compensation Plan

Certain employees of the Company are eligible to receive an annual incentive compensation award based on various performance measures. The incentive compensation plan is discretionary.  For the years ended December 31, 2014, 2013 and 2012, compensation of $255,000, $913,000 and $200,000 was earned under this plan, respectively. The 2014, 2013 and 2012 incentive compensation was paid in cash. The incentive award is recorded within general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income or loss.

Employee Benefits

The Company maintains a 401(k) defined contribution plan, covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2014, 2013, and 2012 was $556,000, $403,000 and $305,000, respectively.

16. Quarterly Financial Data (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the four fiscal quarters in the fiscal year ended December 31, 2014 and December 31, 2013.  This quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.  The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
	(Dollars in thousands, except per share data)
Homebuilding revenue	$25,446	$50,010	$35,086	$44,875
Land development revenue	174	12,075	20,264	—
Other revenue	—	1,518	400	1,335
Total revenue	25,620	63,603	55,750	46,210
Gross margin – homebuilding	4,646	8,934	5,241	7,019
Gross margin – land development	28	2,834	4,185	—
Gross margin- other revenue	—	189	48	188
Gross margin	4,674	11,957	9,474	7,207

Sales and marketing expenses	2,556	3,765	3,486	3,941
General and administrative expenses	6,271	6,909	6,737	7,489
Total expenses	8,827	10,674	10,223	11,430
Other income	73	13	17	18
Net (loss) income	$(4,080)	$1,296	$(732)	$(4,205)
Net (loss) income attributable to stockholders of UCP, Inc.	$(2,496)	$179	$(666)	$(2,010)
Net (loss) income per common share:
Basic	$(0.32)	$0.02	$(0.08)	$(0.25)
Diluted	$(0.32)	$0.02	$(0.08)	$(0.25)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Homebuilding revenue	$4,333	$20,907	$21,369	$25,902
Land development revenue	7,470	6,815	2,250	3,680
Total revenue	11,803	27,722	23,619	29,582
Gross margin – homebuilding	873	4,425	4,811	4,902
Gross margin – land development	2,890	1,679	817	1,009
Gross margin	3,763	6,104	5,628	5,911
Sales and marketing expenses	1,132	2,099	1,516	1,900
General and administrative expenses	3,480	5,326	4,503	6,059
Total expenses	4,612	7,425	6,019	7,959
Other income	39	224	55	4
Net loss	$(810)	$(1,097)	$(336)	$(2,044)
Net loss attributable to stockholders of UCP, Inc.	$—	$—	$(15)	$(1,926)
Net loss per common share:
Basic and diluted			$—	$(0.25)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, utilizing the criteria described in the “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2014. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2014.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Citizens, an entity of which we acquired 100% of the assets in April, 2014 and constituted 14.1% of our total assets, 15.9% of our total revenues and 18.9% of our comprehensive net loss as of and for the year ended December 31, 2014. Due to the timing of the acquisition management did not assess the effectiveness of internal control over financial reporting at Citizens.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the sections entitled “Proposal 1-Election of Directors,” “Corporate Governance” and “Executive Officers” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Code of Business Conduct and Ethics is designed to deter wrongdoing and promote the following, among other matters:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in our communications with and reports to our stockholders, including reports filed with the SEC, and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Business Conduct and Ethics to appropriate persons; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

Any substantive amendment to or waiver of the Code of Business Conduct and Ethics particularly applicable to or directed at our directors or executive officers will be disclosed in a Current Report on Form 8-K filed with the SEC within four business days of such action and on the Company’s website for a period of not less than 12 months. A copy of the Code of Business Conduct and Ethics is available on our website at www.unioncommunityllc.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the sections entitled “Corporate Governance,” “2014 Executive Compensation” and “2014 Director Compensation” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections entitled “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE

The information required by this item will be set forth in the section entitled “Corporate Governance” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the section entitled “Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report

(a)(1)    Financial Statements Included herein at pages 74 through 107.
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

Date:	March 16, 2015	UCP, Inc. By: /s/ Dustin L. Bogue Dustin L. Bogue Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Cortney	Chairman of the Board of Directors	March 16, 2015
Michael C. Cortney

/s/ Dustin L. Bogue	Chief Executive Officer, President and Director	March 16, 2015
Dustin L. Bogue	(Principal Executive Officer)

/s/ William J. La Herran	Chief Financial Officer and Treasurer	March 16, 2015
William J. La Herran	(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Hart	Director	March 16, 2015
John R. Hart

/s/ Peter H. Lori	Director	March 16, 2015
Peter H. Lori

/s/ Maxim C. W. Webb	Director	March 16, 2015
Maxim C. W. Webb

/s/ Kathleen R. Wade	Director	March 16, 2015
Kathleen R. Wade

UCP, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2014
INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended & Restated Certificate of Incorporation of UCP, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

3.2	Amended and Restated Bylaws of UCP, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))
4.1	Specimen Class A Common Stock Certificate of UCP, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (filed May 21, 2013))
4.2
Investor Rights Agreement between PICO Holdings, Inc. and UCP, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

4.3
Indenture, dated October 21, 2014, among UCP, Inc., the subsidiaries of the Company signatory thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed October 23, 2014))

4.4	Form of 8.5% Notes due 2017 (included in Exhibit 4.3)
10.1*	UCP, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))
10.2*
Registration Rights Agreement between UCP, Inc. and PICO Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.3*
Employment Agreement between UCP, Inc. and Dustin L. Bogue (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.4*
Employment Agreement between UCP, Inc. and William J. La Herran (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.7
Transition Services Agreement between PICO Holdings, Inc. and UCP, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.8
Tax Receivable Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.9
Exchange Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.10
Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.11
Purchase and Sale Agreement, dated as of March 25, 2014, between UCP, LLC and Citizens Homes, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.12*	UCP, Inc. 2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 16, 2014))
21.1	List of subsidiaries of UCP, Inc.
23.1	Consent of Deloitte & Touche LLP on UCP, Inc.
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

32.1	Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William J. La Herran, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management compensatory plan or arrangement