Form 10-Q
period 2015-03-31
UCP, Inc.
filed 2015-05-11
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
On May 7, 2015, the registrant had 7,931,898 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three Months Ended March 31, 2015

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$34,393	$42,033
Restricted cash	250	250
Real estate inventories	328,643	321,693
Fixed assets, net	1,612	1,571
Intangible assets, net	505	586
Goodwill	4,223	4,223
Receivables	2,020	1,291
Other assets	5,974	5,804
Total assets	$377,620	$377,451

Liabilities and equity
Accounts payable and accrued liabilities	$28,515	$30,733
Notes payable	67,542	60,901
Senior notes, net	74,590	74,550
Total liabilities	170,647	166,184

Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding at March 31, 2015; no shares issued and outstanding at December 31, 2014	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,925,161 issued and outstanding at March 31, 2015; 7,922,216 issued and outstanding at December 31, 2014	79	79
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at March 31, 2015; 100 issued and outstanding at December 31, 2014	—	—
Additional paid-in capital	94,371	94,110
Accumulated deficit	(8,774)	(6,934)
Total UCP, Inc. stockholders’ equity	85,676	87,255
Noncontrolling interest	121,297	124,012
Total stockholders’ equity	206,973	211,267
Total liabilities and stockholders' equity	$377,620	$377,451

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Homebuilding	$42,635	$25,446
Land development	120	174
Other revenue	768	—
Total revenue:	43,523	25,620

COSTS AND EXPENSES:
Cost of sales - homebuilding	35,618	20,800
Cost of sales - land development	5	146
Cost of sales - other revenue	663	—
Sales and Marketing	4,196	2,556
General and Administrative	7,320	6,271
Total costs and expenses	47,802	29,773
Loss from operations	(4,279)	(4,153)
Other income, net	102	73
Net loss before income taxes	(4,177)	(4,080)
Provision for income taxes	—	—
Net loss	$(4,177)	$(4,080)
Net loss attributable to noncontrolling interest	$(2,337)	$(1,584)
Net loss attributable to shareholders of UCP, Inc.	(1,840)	(2,496)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(4,177)	$(4,080)
Comprehensive loss attributable to noncontrolling interest	$(2,337)	$(1,584)
Comprehensive loss attributable to shareholders of UCP, Inc.	$(1,840)	$(2,496)

Weighted average common shares:
Basic and diluted shares outstanding	7,923,329	7,820,351

Basic and diluted loss per share	$(0.23)	$(0.32)

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Shares of common stock outstanding		Common stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total stockholders’ equity
	Class A	Class B	Class A	Class B
Balance at December 31, 2013	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716
Class A - issuance of common stock for RSU’s, net	85,562		—		(460)		(354)	(814)
Stock-based compensation expense					587		427	1,014
Net loss						(2,496)	(1,584)	(4,080)
Balance at March 31, 2014	7,835,562	100	$78	$—	$93,244	$(4,437)	$124,951	$213,836

Balance at December 31, 2014	7,922,216	100	79	—	94,110	(6,934)	124,012	$211,267
Class A - issuance of common stock for RSU's, net	2,945		—		(9)		(13)	(22)
Stock-based compensation expense					270		361	631
Distribution to noncontrolling interest							(726)	(726)
Net loss						(1,840)	(2,337)	(4,177)
Balance at March 31, 2015	7,925,161	100	$79	$—	$94,371	$(8,774)	$121,297	$206,973

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(4,177)	$(4,080)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	631	1,014
Abandonment charges	2	33
Depreciation and amortization	149	87
Fair value adjustment of contingent consideration	220	—
Changes in operating assets and liabilities:
Real estate inventories	(6,587)	(37,778)
Receivables	(729)	364
Other assets	(292)	(425)
Accounts payable and accrued liabilities	(2,439)	1,622
Net cash used in operating activities	(13,222)	(39,163)
Investing activities
Purchases of fixed assets	(181)	(191)
Net cash used in investing activities	(181)	(191)
Financing activities
Distribution to noncontrolling interest	(726)	—
Proceeds from notes payable	24,003	11,683
Repayment of notes payable	(17,322)	(8,179)
Debt issuance costs	(171)	—
Repurchase of Class A common stock for settlement of employee withholding taxes	(21)	—
Net cash provided by financing activities	5,763	3,504
Net decrease in cash and cash equivalents	(7,640)	(35,850)
Cash and cash equivalents – beginning of period	42,033	87,503
Cash and cash equivalents – end of period	$34,393	$51,653

Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$72	$—
Issuance of Class A common stock for vested restricted stock units	$27	$—

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

Company’s History

The Company’s operations began in 2004, and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In January 2008, the Company’s business was acquired by PICO Holdings, Inc. (“PICO”), a NASDAQ -listed, diversified holding company, which allowed the Company to accelerate the development of its business. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. On July 23, 2013, we completed our IPO. Subsequent to our IPO, PICO holds a majority of the voting power of UCP, Inc. and of the economic interests of UCP, LLC, the subsidiary through which we operate our business under the name UCP. On April 10, 2014, the Company completed its acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens”), used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee (the “Citizens Acquisition”) in order to position the Company to expand its operations into markets located in North Carolina, South Carolina and Tennessee.

Company’s Reorganization and the IPO

Historically, we operated our business through UCP, LLC and its subsidiaries, which, prior to our IPO, were wholly owned subsidiaries of PICO. In anticipation of our IPO, UCP, Inc. was incorporated in the State of Delaware on May 7, 2013, as a wholly~~-~~ owned subsidiary of PICO. UCP, Inc. is a holding company, whose principal asset is its interest in UCP, LLC. As of March 31, 2015, UCP, Inc. held a 42.8% economic interest in UCP, LLC and PICO held the remaining 57.2% economic interest in UCP, LLC.
Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014, which are included in our annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company’s results for the interim periods presented. These consolidated and segment results are not necessarily indicative of the Company’s future performance.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, the Company has taken advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of its IPO, although a variety of circumstances can cause it to lose its status earlier.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2015 and December 31, 2014, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

Prior to the IPO, we were a wholly owned subsidiary of PICO. In addition, as of March 31, 2015, PICO holds an economic and voting interest in our Company equal to approximately 57.2%. In connection with the IPO, the Company entered into the Exchange Agreement, Investor Rights Agreement, Tax Receivable Agreement and Transition Services Agreement with PICO. The balance due to PICO was approximately $75,000 and $757,000, which is included in accounts payable and accrued liabilities on the balance sheet as of March 31, 2015 and December 31, 2014, respectively. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement. In connection with the IPO, the amendment and restatement of UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement was approved by PICO, the sole member of UCP, LLC prior to completion of the IPO.

Segment Reporting:

As a result of Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated to maximize its overall results. Based on this evaluation, the Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such all segment information for the three months ended March 31, 2014 has been reclassified and is shown under the West homebuilding and land development reportable segments.

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

Our cash items that are restricted as to withdrawal or usage include deposits of $250,000 as of March 31, 2015 and December 31, 2014. The balance as of March 31, 2015 and at December 31, 2014 was related to funds deposited with financial institutions as collateral for credit card agreements.

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

Abandonment charges during the three months ended March 31, 2015 and 2014, were $2,000 and $33,000, respectively. Abandonment charges are included in cost of sales in the accompanying condensed consolidated statement of operations and comprehensive loss for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after due diligence.

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

Impairment of Real Estate Inventories:

The Company evaluates an impairment loss when conditions exist where the carrying amount of real estate is not fully recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. The Company prepares and analyzes cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level.

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales for the period. No such losses were recorded during the three months ended March 31, 2015 and 2014.

When estimating undiscounted future cash flows of its real estate assets, the Company makes various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available on the market, pricing and incentives being offered by its or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs incurred to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Purchase Accounting and Business Combinations
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

Acquired intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated remaining useful lives, ranging from six months to five years, or added to the value of the land when an option intangible is used to purchase the related land, or expensed in the period when the option is cancelled. Acquired intangible assets with contractual terms are generally amortized over their respective contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed for the intangible assets. Goodwill is not amortized, but is evaluated annually for impairment, or more frequently if events or circumstances indicate that goodwill may be impaired. As of March 31, 2015, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computer software and hardware are depreciated over three years, office furniture and fixtures are depreciated over seven years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Depreciation expense is included in general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss.

Receivables:

Receivables include amounts due from buyers of homes sold and from utility companies for reimbursement of costs. At March 31, 2015 and December 31, 2014, the Company had no allowance for doubtful accounts recorded.

Other Assets:
The detail of other assets is set forth below (in thousands):

	March 31, 2015	December 31, 2014
Customer deposits in escrow	$1,078	$503
Prepaid expenses	2,749	3,129
Other deposits	311	336
Other	1,836	1,836
Total	$5,974	$5,804

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

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with applicable guidance under ASC 718.

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

A summary of changes in warranty reserves are detailed in the table set forth below (in thousands):

	March 31, 2015	March 31, 2014
Warranty reserves, beginning of period	$1,509	$608
Warranty reserves accrued	293	130
Warranty expenditures	(28)	(44)
Warranty reserves, end of period	$1,774	$694

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

Based on the relevant accounting guidance, the Company concluded that when it enters into a purchase agreement to acquire real estate from an entity, a variable interest entity (“VIE”), may be created. The Company evaluates all option and purchase agreements for real estate to determine whether they are a VIE. The applicable accounting guidance requires that for each VIE, the Company assess whether it is the primary beneficiary and, if it is, the Company would consolidate the VIE in its condensed consolidated financial statements in accordance with ASC Topic 810 - Consolidations, and reflect such assets and liabilities as “Real estate inventories not owned.”

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

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at March 31, 2015 or December 31, 2014.

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

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carry-forward periods available to the Company for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates that the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss of the Company and its predecessor.

As a result of the analysis of all available evidence as of March 31, 2015 and December 31, 2014, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three month period ended March 31, 2015 or for the comparable periods in 2014. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

Recently Issued Accounting Standards:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern for each of its interim and annual reporting periods and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. ASU 2014-15 is effective for the Company beginning December 15, 2016, and, at that time the Company will adopt the new standard and perform a formalized going concern analysis for each reporting period. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning December 15, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which simplifies consolidation accounting. In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of application of related party guidance and changes the consolidation conclusions for public and private companies that make use of limited partnerships or variable interest entities. ASU 2015-02 is effective for the Company for periods beginning after December 15, 2015. Early adoption is permitted including adoption in an interim period.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which simplifies the presentation of debt issuance costs in the financial statements. Under ASU 2015-03, issue costs shall be reported in the balance sheet as a direct deduction from the related debt liability and the amortization of the debt issue costs shall be reported as interest expense. ASU 2015-03 is effective for the Company for periods beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of ASU 2015-03 will have on its consolidated financial statements and disclosures.

2.    Loss per share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings or loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered Class A common stock equivalents for this purpose. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc.’s Class A common stockholders for the three months ended March 31, 2015 and March 31, 2014.

Basic and diluted net loss per share of Class A common stock for the three months ended March 31, 2015 and 2014 have been computed as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Numerator
Net loss attributable to shareholders of UCP, Inc.	$(1,840)	$(2,496)

Denominator
Weighted average shares of Class A common stock outstanding - basic and diluted	7,923,329	7,820,351

Net loss per share of Class A common stock - basic and diluted	$(0.23)	$(0.32)

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deposits and pre-acquisition costs	$2,968	$2,955
Land held and land under development	243,116	235,809
Homes completed or under construction	67,399	70,804
Model homes	15,160	12,125
Total	$328,643	$321,693

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of March 31, 2015, the Company had $2.8 million of deposits pertaining to land purchase contracts for 1,505 lots with an aggregate purchase price of approximately $42.0 million. At December 31, 2014, the Company deposits for land purchase contracts aggregated $2.4 million for 925 lots with an aggregate purchase price of $49.6 million. At March 31, 2015 and December 31, 2014, the Company had completed homes included in inventories of approximately $25.7 million and $28.8 million, respectively.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company’s condensed consolidated financial statements of operations and comprehensive loss as related sales are recognized. For the three months ended March 31, 2015 and 2014, the Company incurred interest of approximately $2,629,000 and $410,000, respectively, which was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	March 31,
	2015	2014
Interest expense capitalized as cost of home inventory	$1,983	$348
Interest expense capitalized as cost of land inventory	646	62
Total interest expense capitalized	2,629	410
Previously capitalized interest expense included in cost of sales - homebuilding	(924)	(438)
Previously capitalized interest expense included in cost of sales - land development	—	—
Net activity of capitalized interest	1,705	(28)
Capitalized interest expense in beginning inventory	7,299	6,338
Capitalized interest expense in ending inventory	$9,004	$6,310

4.    Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer hardware and software	$1,843	$1,698
Office furniture, equipment and leasehold improvements	796	763
Vehicles	83	79
Total	2,722	2,540
Accumulated depreciation	(1,110)	(969)
Fixed assets, net	$1,612	$1,571

Depreciation expense for the three months ended March 31, 2015 and 2014 was $141,000 and $87,000, respectively, and is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.    Business Combination

Acquisition of Citizens Homes, Inc.

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

The following table summarizes the calculation of the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Adjusted Total as of Acquisition Date
Assets acquired
Accounts receivable	$62
Prepaids and other current assets	409
Real estate inventories	13,832
Deposits	26
Fixed assets	3
Intangible Assets	863
Total assets acquired	$15,195

Liabilities assumed
Accounts payable	(1,372)
Other Liabilities	(138)
Total liabilities assumed	(1,510)

Total net identifiable assets acquired	13,685
Goodwill	4,223
Total estimated fair value	$17,908

The Citizens Acquisition was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. To the extent the consideration transferred exceeded the fair value of net assets acquired; such excess was assigned to goodwill. All goodwill has been attributed to our Southeast homebuilding reporting segment.
Three former employees of Citizens who are now employees of the Company have minority interests in land and general contracting operations that are either under option or contract with Citizens which were disclosed, and approved by the Company as part of the Citizens Acquisition.

Contingent Consideration
The change in estimated fair value of the contingent consideration consisted of the following (in thousands):

Contingent Consideration - December 31, 2014	$3,525
Fair value adjustment for the three months ended March 31, 2015	220
Contingent consideration - March 31, 2015	$3,745

The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon the newly acquired Citizens’ business achievement of various pre-tax net income performance milestones (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The fair value of the contingent consideration of $3.7 million at March 31, 2015 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted net income; (3) risk-free interest rates; (4) volatility of adjusted net income; and (5) the Company’s credit spread. The risk adjusted discount rate for adjusted net income was 13.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 13.7% to 14.3% over the contingent consideration period. The Company’s volatility rate of 24.5% and a credit spread of 9.43% were applied to forecast adjusted net income over the contingent consideration period. See Note 8 Fair Value Disclosures.

During the first quarter of 2015, the Company revised its estimate of the probable amount of contingent consideration due to Citizens based on projections for various pretax performance milestones required to earn the contingent consideration through the end of the contingent consideration period. As a result, the Company’s contingent consideration liability and general and administrative expense increased in the accompanying condensed consolidated balance sheet and statement of operations and comprehensive loss by $220,000 to reflect the increase in estimated contingent consideration liability.

Pro Forma Financial Information
The pro forma unaudited financial information in the table below summarized the results of operations of the Company as though the Citizens Acquisition was completed as of January 1, 2013. The pro forma unaudited financial information for all periods presented includes additional amortization charges from acquired intangible assets. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired in the Citizens Acquisition, or the expenditures necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired real estate inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.
The pro forma unaudited financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition was completed as of January 1, 2013, or indicative of the results that will be attained in the future.

(In thousands, except shares and per share data)	Three Months Ended March 31, 2014

Total Revenues	$35,519
Net loss	(3,759)
Net loss attributable to stockholders of UCP, Inc.	(2,361)
Net loss per share - basic and diluted	$(0.30)

Pro forma earnings for the three months ended March 31, 2014 were adjusted to exclude approximately $469,000, respectively, of acquisition costs related to Citizens Acquisition. The net loss does not include any allocation of corporate costs.

Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Beginning Balance	Accumulated Amortization(Use)	Ending Balance	Beginning Balance	Accumulated Amortization (Use)	Ending Balance
Architectural plans	$170	$(34)	$136	$170	$(26)	$144
Land option	583	(214)	369	583	(141)	442
Trademarks and trade names	110	(110)	—	110	(110)	—
	$863	$(358)	$505	$863	$(277)	$586

Amortization expense for the three months ended March 31, 2015 and 2014 related to the architectural plans and trademarks and trade names intangibles was approximately $8,500 and $0, respectively. The architectural plans intangible amortization period is 5.0 years. Amortization expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Additionally, land options of $214,000 were used to purchase land and were capitalized to real estate inventories during the three months ended March 31, 2015. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows (in thousands):

December 31,
2015	$26
2016	34
2017	34
2018	34
2019	8
Total	$136

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued expenses	$17,670	$22,281
Contingent consideration	3,745	3,525
Accounts payable	3,862	1,975
Accrued payroll liabilities	1,464	1,443
Warranty reserves (Note 1)	1,774	1,509
Total	$28,515	$30,733

7.    Notes Payable and Senior Notes

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of March 31, 2015 and December 31, 2014, the lenders have not requested, and the Company has not obtained, any such appraisals. As of March 31, 2015, the Company had approximately $176.2 million available in loan commitments of which approximately $108.6 million was available to us. At March 31, 2015 and December 31, 2014, the weighted average interest rate on the Company’s outstanding debt was 6.42% and 6.56%, respectively. Interest rates charged under variable rate debt are based on LIBOR or Prime rate indexes plus a margin rate ranging from 0.25% to 3.75%.

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

As of March 31, 2015, the Company was in compliance with the applicable financial covenants under the Indenture.
Notes payable and Senior notes consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Variable Interest Rate:
Interest rate of 3.94% to 4.19%, payments due through 2015	22,088	20,156
Interest rates of 3.18% to 3.94%, payments due through 2016	31,112	25,239
Interest rate of 3.66%, payments due through 2017	7,777	6,984
Interest rate of 5%, payments due through 2015	2,583	3,990
Interest rate of 5.5%, payments due through 2016	416	966

Fixed Interest Rate:
Interest rate of 5%, payments due through 2015	1,962	1,962
Interest rate of 10%, payments due through 2017	1,604	1,604
Total notes payable	67,542	60,901
Senior notes, net	74,590	74,550
Total notes payable and senior notes	$142,132	$135,451

  At March 31, 2015, principal maturities of notes payable and senior notes for the years ending December 31 are as follows (in thousands):

2015	$26,633
2016	31,528
2017	83,971
Thereafter	—
Total	$142,132

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

As of March 31, 2015 and December 31, 2014, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2015 and for the year ended December 31, 2014.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes Payable	$67,542	$69,633	$60,901	$62,976
Senior Notes	74,590	86,548	74,550	87,167
Total Debt	$142,132	$156,181	$135,451	$150,143

Estimated Fair Value of Contingent Consideration
The contingent consideration arrangement relating to Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based on achievement of performance milestones over a five year period. The estimated fair value of the contingent consideration of $3.7 million as of March 31, 2015 was estimated based on applying the income approach and a weighted probability of achieving the performance milestones. See Note 5 for a description of the level 3 inputs used in determining fair value of contingent consideration. Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly lower (higher) fair value measurement to our contingent consideration as of March 31, 2015 and December 31, 2014. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2015 and for the year ended December 31, 2014.

Non-Financial Fair Value Measurements
Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. See Note 5 for a discussion of the non-financial measurements applied to the Citizens Acquisition. There were no other non-financial fair value measurements during the three months ended March 31, 2015 or for the year ended December 31, 2014.

9.    Stock-Based Compensation

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

The number of shares of the Company’s Class A common stock authorized under the LTIP was 1,834,300 shares. To the extent that shares of the Company’s Class A common stock subject to an outstanding Option, stock appreciation right, stock award or performance award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of the Company’s Class A common stock generally shall again be available under the LTIP, subject to certain exceptions. As of March 31, 2015, 1,307,869 shares were available for issuance under the LTIP.

No RSUs or Options were granted during the three months ended March 31, 2015. On February 26, 2014, the Company granted an aggregate of 58,334 RSUs and 166,081 Options under the LTIP to certain of its executive employees. The RSUs and Options granted were subject to the following vesting schedule: a) 10% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors will vest on the first anniversary of the grant date. The RSUs granted to the Company’s employees during the year ended December 31, 2013 are subject to the following vesting schedule: a) one-third vested on December 31, 2013, b) one-third vested on the first anniversary of the grant date and c) one-third will vest on the second anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors vested on the first anniversary of the grant date.

During the three month period ended March 31, 2015, 5,253 RSUs and 14,961 stock options were vested or forfeited.

During the three months ended March 31, 2015 and 2014, the Company recognized $631,000 and $1.0 million of stock-based compensation expense, respectively, which was included in general and administrative expenses in the accompanying condensed consolidated statement of operations and other comprehensive loss.

The following table summarizes the Options activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2014	149,605	—	—	—
Options granted	—	$16.20	8.9	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at March 31, 2015	149,605	$16.20	8.9	—

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of March 31, 2015 was $8.70 per share.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of Options during the three month period ended March 31, 2015 were as follows:

Expected term	6.5 years
Expected volatility %	53.46%
Risk free interest rate %	1.81%
Dividend yield %	—

Options vested and exercisable as of March 31, 2015 were 14,961.

The following table summarizes the RSU activity for the three months ended March 31, 2015:

Non-vested at December 31, 2014	190,440
Granted	—
Vested	(5,253)
Forfeited	—
Non-vested at March 31, 2015	185,187

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $2.0 million (net of estimated forfeitures) as of March 31, 2015; approximately $1.2 million of the unrecognized compensation costs related to RSUs and $850,000 related to stock options. The expense is expected to be recognized over a weighted average period of 1.5 years for the RSUs and 2.9 years for the Options.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At March 31, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.

The Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that we are developing in Washington State. Recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded at March 31, 2015. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $47.5 million and $38.0 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2019. Rent expense for the periods ended March 31, 2015 and 2014 was approximately $305,000 and $241,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2015	$824
2016	959
2017	945
2018	883
2019	359
Thereafter	159
Total	$4,129

11.    Segment Information

The Company operates in three segments: homebuilding, which is further segmented into West and Southeast regions as well as a land development segment.

Segment	State
Homebuilding
West	California, Washington
Southeast	North Carolina, South Carolina, Tennessee
Land development	California, Washington, North Carolina, South Carolina, Tennessee

Each reportable segment includes real estate of similar economic characteristics, including similar historical and expected future long-term gross margin percentages, product types, geography, production processes and methods of distribution.

The reportable segments follow the same accounting policies as the consolidated financial statements described in Note 1. Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments is as follows (in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Revenues	Gross Margin	Revenues	Gross Margin
Homebuilding
West	$33,227	$5,812	$25,446	$4,646
Southeast	9,408	1,205	—	—
Homebuilding	42,635	7,017	25,446	4,646
Land development (a)	120	115	174	28
Corporate and unallocated (b)	768	105	—	—
Total	$43,523	$7,237	$25,620	$4,674

(a) Land development operations for all the periods presented were in the West region.

(b) Corporate and unallocated includes revenues from construction management services which relate to our Citizens Acquisition and is not attributable to the homebuilding and land development operations.

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

Reconciliation to net loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross margin	$7,237	$4,674
Sales and marketing	4,196	2,556
General and administrative	7,320	6,271
Loss from operations	(4,279)	(4,153)
Other income, net	102	73
Net loss	$(4,177)	$(4,080)

Total assets for each of our reportable and geographic segments at March 31, 2015 and December 31, 2014, are shown in the table below (in thousands):

	March 31, 2015	December 31, 2014
Homebuilding
West	$221,706	$218,902
Southeast	47,166	47,004
Homebuilding	268,872	265,906
Land development (c)	59,771	55,787
Corporate and unallocated (d)	48,977	55,758
Total	$377,620	$377,451

(c) Land development operations for all the periods presented were in the West region.

(d) Corporate and unallocated assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of all reportable segments.

12.    Noncontrolling interest

As of the March 31, 2015, the Company holds a 42.8% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost.

The carrying value and ending balance at March 31, 2015 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of noncontrolling interest at December 31, 2014	$124,012
Loss attributable to noncontrolling interest	(2,337)
Stock-based compensation attributable to noncontrolling interest	361
Stock issuance attributable to noncontrolling interest	(13)
Distribution to noncontrolling interest	(726)
Ending balance of noncontrolling interest at March 31, 2015	$121,297

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	our ability to successfully integrate the Citizens Acquisition;

•	disruptions in the availability of mortgage financing or increases in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays or restrictions in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses which may increase disproportionately to our revenue;

•	our ability to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

Overview

We are a homebuilder and land developer, with significant land acquisition and entitlement expertise, in growth markets in California, Washington State, North Carolina, South Carolina and Tennessee. As of March 31, 2015, we owned or controlled (through executed purchase or option contracts) a total of approximately 4,857 residential lots in our West operating segment and approximately 2,029 lots in the Southeast operating segment. As of March 31, 2015, our property portfolio consisted of 82 communities in 37 cities in California, Washington State, North Carolina, South Carolina, and Tennessee. We have homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West.

During the three months ended March 31, 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high affordability and improving employment in core metro areas. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets. Furthermore, the local economies in larger metropolitan areas is lagging relevant to employment growth.

Individual markets continue to experience varying results, as numerous factors can affect the performance of an individual market; however, we believe that trends in employment, housing inventory, home affordability, interest rates and home prices have a particularly significant impact. We expect that these factors will affect our operating performance and community count. Trends in employment, housing inventory, home affordability, interest rates and home prices are the principal factors that impact our revenues and many of our costs and expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the three months ended March 31, 2015 reflect our continued emphasis on growing our homebuilding operations, as evidenced by an increase in the number of average selling communities from eleven to twenty-five, and a $17.2 million or approximately 68% increase in homebuilding revenue when compared to the three months ended March 31, 2014. Active selling Communities as of March 31, 2015 consist of those communities where we have more than 15 homes remaining to sell. Our backlog at March 31, 2015 of $82.7 million was $51.5 million higher than $31.2 million at March 31, 2014. We delivered one hundred twenty-two homes during the first quarter of 2015, as compared to fifty-two homes during the same period during 2014, and our average selling price of homes decreased to approximately $349,000 during the first quarter of 2015, as compared to approximately $489,000 during the first quarter of 2014. Our land development segment, on the other hand, saw little activity during the first quarter of 2015. We expect that demand for entitled or nearly entitled lots in competitive markets may increase due to the broader housing market conditions discussed above. Revenue from land development for the three months ended March 31, 2015 was $120,000 as compared to $174,000 during the three months ended March 31, 2014.

Our consolidated net loss was $4.2 million for the three months ended March 31, 2015, as compared to a net loss of $4.1 million for the three months ended March 31, 2014.

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

We identified land investment opportunities that met our underwriting criteria and decreased our net total of lots owned by 62 lots since December 31, 2014. During the first quarter of 2015, we focused our efforts on community openings, management of our existing communities across all of our geographies, and realizing operating efficiencies in our regional operations and in our corporate office.

During the remainder of 2015, we expect to seek revenue growth from our homebuilding operations, in particular, we are focused on expanding our revenue, on a year over year basis, in the Southeast and in our Puget Sound and Southern California operations in the West. We note that our Puget Sound and Southern California operations are relatively young operations as compared to our other West regional operations and, as such, we expect increased productivity during this year from both. Additionally, we expect to buy and sell land opportunistically in select markets and seek operational efficiencies across all our regional operations and in our corporate offices. Our Southeast operations, which resulted from our Citizens Acquisition, have historically had a high community count relative to home deliveries, as compared to our West operations. Over the next several quarters, we expect to bring the relationship of community count and revenue at our Southeast operations more in line with that of the rest of our operations, which may result in reduction of our total community count for our Southeast operations.

Results of Operations - Three Months Ended March 31, 2015 and 2014

Consolidated Financial Data

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Revenue:			—
Homebuilding	$42,635	$25,446	$17,189
Land development	120	174	(54)
Other	768	—	768
Total	43,523	25,620	17,903
Cost of Sales:
Home Building	35,618	20,800	14,818
Land Development	5	146	(141)
Other	663		663
Gross Margin	7,237	4,674	2,563
Expenses:
Sales and marketing	4,196	2,556	1,640
General and administrative	7,320	6,271	1,049
Income from operations	(4,279)	(4,153)	(126)
Other income (expense)	102	73	29
Net income (loss)	$(4,177)	$(4,080)	$(97)

Select Operating Metrics

	Three Months Ended March 31,
	2015	2014	Change
Net new home orders (1)	254	84	170
Cancellation rate (2)	4.5%	—%	4.5%
Average selling communities during period (3) (a)	25	11	14

	March 31,
	2015	2014	Change
Selling communities at end of period (a)	27	12	15
Backlog (4) (in thousands)	$82,703	$31,219	$51,484
Backlog (4) (units)	223	67	156
Average sales price of backlog (in thousands)	$371	$466	$(95)

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

(a) Active Selling Communities as of March 31, 2015 consists of those communities where we have more than 15 homes remaining to sell.

The increase in net new home orders was primarily due to having twenty-five and eleven average selling communities during the three months ended March 31, 2015 and 2014.

We had twenty-seven selling communities at March 31, 2015 as compared to twelve selling communities at March 31, 2014. Our backlog value increased by $51.5 million at March 31, 2015 as compared to March 31, 2014. The increase was due to 156 more home sales contracts at March 31, 2015 as compared to March 31, 2014 which was offset by a $95,000 decrease in average sales price of homes under sales contract due to the regional mix of homes. Our cancellation rate for the three months ended March 31, 2015 was 4.5% as compared to zero for the three months ended March 31, 2014.

The number of homes we sell during any quarter depends upon numerous factors including but not limited to the number of selling communities we have, market conditions, demand and availability of inventory to meet such demand. The number of homes we have sold on a quarterly basis has fluctuated from quarter to quarter due mainly to the factors noted above. Accordingly, it should not be assumed that our historical sales or growth will be maintained in future periods.

Owned and Controlled Lots

As of March 31, 2015 and December 31, 2014, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,886 and 6,368 lots, respectively, as set forth in the tables below:

	March 31, 2015
	Owned	Controlled (1)	Total
West	4,340	517	4,857
Southeast	1,041	988	2,029
Total	5,381	1,505	6,886

	December 31, 2014
	Owned	Controlled (1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three months ended March 31,
	2015	2014	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$42,635	$25,446	$17,189	67.6%
Homes delivered (units)	122	52	70	134.6%
Average selling price	$349	$489	$(140)	(28.6)%
Average cost of sales	$292	$400	$(108)	(27.0)%

Land development
Revenue	$120	$174	$(54)	(31.0)%
Lots sold (units)	8	2	6	300.0%
Average selling price	$15	$87	$(72)	(82.8)%
Average cost of sales	$1	$73	$(72)	(98.6)%

Other revenue
Revenue	$768	—	$768	—%

Total revenue	$43,523	$25,620	$17,903	69.9%

Total revenue for the three months ended March 31, 2015 increased by $17.9 million, or 69.9%, to $43.5 million, as compared to $25.6 million for the three months ended March 31, 2014. The increase in revenue was primarily the result of increased home deliveries during the 2015 period attributable to several factors, including an increased number of selling communities and favorable sales pace at certain of those communities. The increase in total revenue was moderated by a decrease in land development revenue, as more fully described below. We believe that demand for entitled or nearly entitled lots in competitive markets generally lags trends in home deliveries and the broader housing market considerations discussed above in “Overview”.

Homebuilding Revenue

Revenue from homebuilding for the three months ended March 31, 2015 increased by $17.2 million, or 67.6%, to $42.6 million, as compared to $25.4 million for the three months ended March 31, 2014. The increase was primarily the result of an increase in the number of homes delivered to 122 during the 2015 period, as compared to 52 homes during the 2014 period, partially offset by a decrease in the average selling price of homes to approximately $349,000 during the 2015 period, as compared to approximately $489,000 during the 2014 period. Of this revenue increase, $34.2 million related to increased units delivered offset by $17.1 million related to a decrease in average selling price. The decrease in average selling price during the 2015 period was primarily the result of a relative increase of deliveries at communities located in areas with lower home prices.

Land Development Revenue

Revenue from land development for the three months ended March 31, 2015 was $120,000; as compared to $174,000 for the three months ended March 31, 2014. While we sold eight partially finished lots during the 2015 period, as compared to two lots during the 2014 period, this decrease in revenue from land development was primarily the result of selling lots in markets with lower land values during the 2015 period.

Other Revenue

Other revenue for the three months ended March 31, 2015 and 2014 was approximately $768,000 and zero, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts which is conducted in our Southeast operations.

Gross Margin and Adjusted Gross Margin

	Three Months Ended March 31,
	2015	%	2014	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$43,523	100.0%	$25,620	100.0%
Cost of Sales	36,286	83.4%	20,946	81.8%
Gross Margin	7,237	16.6%	4,674	18.2%
Add: interest in cost of sales	924	2.1%	438	1.7%
Add: impairment and abandonment charges	2	—%	33	0.1%
Adjusted Gross Margin(1)	$8,163	18.8%	$5,145	20.1%
Consolidated Gross margin percentage	16.6%		18.2%
Consolidated Adjusted gross margin percentage	18.8%		20.1%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$42,635	100.0%	$25,446	100.0%
Cost of home sales	35,618	83.5%	20,800	81.7%
Homebuilding gross margin	7,017	16.5%	4,646	18.3%
Add: interest in cost of home sales	924	2.2%	438	1.7%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$7,941	18.6%	$5,084	20.0%
Homebuilding gross margin percentage	16.5%		18.3%
Adjusted homebuilding gross margin percentage	18.6%		20.0%

Land Development Adjusted Gross Margin
Land development revenue	$120	100.0%	$174	100.0%
Cost of land development	5	4.2%	146	83.9%
Land development gross margin	115	95.8%	28	16.1%
Add: interest in cost of land development	—	—%	—	—%
Add: Impairment and abandonment charges	2	1.7%	33	19.0%
Adjusted land development gross margin(1)	$117	97.5%	$61	35.1%
Land development gross margin percentage	95.8%		16.1%
Adjusted land development gross margin percentage	97.5%		35.1%

Other Revenue Gross and Adjusted Margin
Revenue	$768	100.0%	—	—%
Cost of revenue	663	86.3%	—	—%
Other revenue gross and adjusted margin	$105	13.7%	—	—%
Other revenue gross and adjusted margin percentage	13.7%		—%
* Percentages may not add due to rounding.

(1)
Adjusted gross margin, adjusted homebuilding gross margin and adjusted land development gross margin are non-U.S. GAAP financial measures. These metrics have been adjusted to add back capitalized interest, and impairment and abandonment charges. We use adjusted gross margin information as a supplemental measure when evaluating our operating performance.

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

The decrease in our homebuilding gross margin percentage was primarily due to increased cost of sales-homebuilding during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increased cost of sales-homebuilding during the three month period in 2015 over the prior year period was primarily attributable a change in the mix of selling communities period over period, as our current portfolio of selling communities had a relatively higher cost basis than the homes we sold during the 2014 period including higher interest costs. With the exclusion of the interest costs in the adjusted homebuilding gross margin percentage, the decrease in the gross margin percentage over the comparable period last year was not as significant.

The increase in our land development gross margin percentage for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to decreased cost of land development. The decreased cost of sales-land development was primarily attributable to a higher cost basis in the lots we sold during the 2015 period, and to a lesser degree, a higher level of abandonment charges. With the exclusion of the interest and abandonment charges in the adjusted gross margin percentage, the decrease in the gross margin percentage over the comparable period last year was not as significant.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	(In thousands)		As a percentage of Total Revenue
	2015	2014	2015	2014
Sales and marketing	$4,196	$2,556	9.6%	10.0%
General and administrative	7,320	6,271	16.8%	24.5%
Total sales and marketing and general and administrative	$11,516	$8,827	26.5%	34.5%

Sales and marketing expense for the three months ended March 31, 2015 increased approximately $1.6 million, or 64%, to approximately $4.2 million as compared to approximately $2.6 million for the same period in 2014. The increase in sales and marketing expenses was primarily attributable to a 134.6% increase in the number of homes delivered and a 127.3% increase in the average number of selling communities for the three months ended March 31, 2015, as compared to the same period in 2014. These increases also led to an increase in the headcount of sales and marketing personnel. As a percentage of total revenue, sales and marketing expenses of 9.6% during the three months ended March 31, 2015, decreased slightly from 10.0% for the comparable prior year period.

General and administrative (“G&A expense”) for the three months ended March 31, 2015 increased by approximately $1.0 million to $7.3 million, as compared to $6.3 million for the same period in 2014. The increase in G&A expense was largely the result of an increase in payroll and related expenses. As of March 31, 2015, office headcount increased to 139 employees from 99 employees a year ago. As a percentage of total revenue, G&A expenses decreased to 16.8% during the three month period ended March 31, 2015 as compared to 24.5% for the same period in 2014 due to a higher revenue base in the 2015 period relative to the increase in G&A costs.

Other Income

Other income for the three months ended March 31, 2015 increased by $29,000 to $102,000, as compared to $73,000 for the three months ended March 31, 2014.

Provision for Income Taxes

As a result of the analysis of all available evidence as of March 31, 2015 and 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the three month periods ended

March 31, 2015 and 2014. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net loss for the three month period ended March 31, 2015 was $4.2 million, as compared to a net loss of $4.1 million for the prior year period. The net loss attributable to UCP, Inc. was $1.8 million, or $0.23 per share, for the three month period ending March 31, 2015, and $2.5 million, or $0.32 per share for the three month period ending March 31, 2014.

Reporting Segments

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated to maximize its overall results. Based on this evaluation, the Company has identified its operating activities into two geographical regions, West and Southeast. As such, all segment information for the period ended March 31, 2014 has been reclassified and is shown under the West homebuilding and land development reportable segments. See Note 11 “Segment Information” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents financial information related to reporting segments for the year indicated (in thousands):

	Three months ended March 31,			Three months ended March 31,
	March 31, 2015			March 31, 2014
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$33,227	$5,812	17.5%	$25,446	$4,646	18.3%
Southeast	9,408	1,205	12.8%	—	—	—
Homebuilding	42,635	7,017	16.5%	25,446	4,646	18.3%
Land development (a)	120	115	95.8%	174	28	16.1%
Corporate and unallocated (b)	768	105	13.7%	—	—	—
Total	$43,523	$7,237	16.6%	$25,620	$4,674	18.2%

(a) Land development operations for all the periods presented were in the West region.

(b) Corporate and unallocated includes revenues from construction management services provided by the Company related to its April 2014 Citizens Acquisition and is not attributable to the homebuilding or land development operations.

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding operations by our operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the three months ended	(in thousands)
March 31, 2015
West	$33,227	77.9%	78	63.9%	$425
Southeast	9,408	22.1%	44	36.1%	$214
Total	$42,635	100.0%	122	100.0%	$349

March 31, 2014
West	$25,446	100.0%	52	100.0%	$489
Southeast	—	—	—	—	—
Total	$25,446	100%	52	100.0%	$489

For the quarter ended March 31, 2015, as a percentage of total revenue, our West operating segment accounted for approximately 77.9% of our consolidated homebuilding revenue, compared to our Southeast operating segment which accounted for approximately 22.1% of our consolidated homebuilding revenue. This was caused mainly by the higher number of homes delivered in the West operating segment, as compared to the Southeast segment which was added after March 31, 2014 as a result of our Citizens Acquisition. Moreover, ASP for the homes sold in the West was higher than in the Southeast. Prior to 2014, all homebuilding revenues were attributed to our West operating segment.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations where all revenue was attributed to our West operating segment. There were no land sales in our Southeast segment.

	Land development Revenue	Lots sold
Three Months Ended March 31, 2015
West	$120	8
Southeast	—	—
Total	120	8

Three Months Ended March 31, 2014
West	174	2
Southeast	—	—
Total	174	2

Liquidity and Capital Resources

Our principal uses of capital for the three months ended March 31, 2015 were funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity have been cash on hand, cash provided by operations and cash provided by financing activities (such as mortgage financing, notes issuance and construction and development financing). As of March 31, 2015, we had approximately $34.4 million of cash and cash equivalents.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding. For a description of our outstanding indebtedness as of March 31, 2015, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.

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
As set forth below, as of March 31, 2015, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Consolidated Tangible Assets Test and the Minimum Liquidity Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

	As of March 31, 2015	Requirement
	(In thousands)
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$363,036
Consolidated Tangible Assets subject to Liens (1)	$163,208
Consolidated Tangible Assets not subject to Liens (1)	$199,828	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$363,036
Total Indebtedness	$142,132
Net Worth	$220,904	≥ $ 175,000

Minimum Liquidity Test
Unrestricted cash and Cash Equivalents	$34,393	≥ $ 15,000

	(In thousands)
Consolidated Tangible Assets Test		Requirement
Consolidated Tangible Assets as of March 31, 2015	$363,036
Consolidated Tangible Assets as of January 1, 2015	$363,726
Decrease in Consolidated Tangible Assets during 2015 (2)	$(690)	- Δ ≤ $25,000

Consolidated Tangible Assets as of March 31, 2015	$363,036
Consolidated Tangible Assets as of October 21, 2014	$293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (2) (3)	$69,252	- Δ ≤ $50,000

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

(3) Based on Consolidated Tangible Assets as of September 30, 2014, the end of the quarter immediately preceding the issue of the Senior Notes.
In addition, (i) as of March 31, 2015 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended March 31, 2015 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended March 31, 2015 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

 We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At March 31, 2015	At December 31, 2014
Debt	$142,132	$135,451
Stockholders’ equity	206,973	211,267
Total capital	$349,105	$346,718
Ratio of debt-to-capital	40.7%	39.1%
Debt	$142,132	$135,451
Less: cash and cash equivalents	34,393	42,033
Net debt	107,739	93,418
Stockholders’ equity	206,973	211,267
Total capital	$314,712	$304,685
Ratio of net debt-to-capital(1)	34.2%	30.7%

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

Cash Flows - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following compares our cash flows for the three months ended March 31, 2015 to the three months ended March 31, 2014:

•
Net cash used in operating activities was $25.9 million lower compared to the prior year period. The decreased net use was primarily due to a $31.2 million decrease in cash used for real estate inventory purchases, an incremental net loss adjusted for non-cash items of $0.1 million, an increase of $4.1 million in cash used to pay accounts payable and accrued liabilities and an increase of $1.0 million in cash used for other asset purchases.

•	Net cash used in investing activities decreased due to a decrease of $10,000 in cash used to purchase fixed assets.

•	Net cash provided by financing activities increased by $2.3 million which primarily resulted from an increase in net borrowings.

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

As of March 31, 2015, we had outstanding $2.8 million of cash deposits pertaining to purchase contracts for 1,505 lots with an aggregate remaining purchase price of approximately $42.0 million.

As of March 31, 2015, the Company had approximately $176.2 million of credit available under existing debt facilities, of which approximately $108.6 million was available to be drawn. For additional information, see Note 7, “Debt” to our condensed consolidated financial statements included elsewhere in this report.

We are often required to provide to various municipalities and other government agencies performance bonds to secure the completion of our projects and/or in support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of March 31, 2015 and December 31, 2014, we had outstanding surety bonds totaling approximately $47.5 million and $38.0 million, respectively. If any such performance bonds are called, we would be obligated to reimburse the issuer of the performance bond. We do not believe that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. As of March 31, 2015, approximately $64 million of our indebtedness was subject to variable interest rates. If interest rates on our variable debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $64,000, respectively. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the three months ended March 31, 2015. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation; however, the nature of our business exposes us to the risk of claims and litigation in the normal course of business. Other than routine litigation arising in the normal course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. Although we are not currently involved in any material litigation, legal proceedings, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this report.

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares of Class A common stock purchased (1)	Average price paid per share of Class A common stock	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs	Maximum number of shares of Class A common stock that may yet be purchased under the plans or programs
January 1 to 31, 2015	—	—	—	—
February 1 to 28, 2015	2,308	$9.05	—	—
March 1 to 31, 2015	—	—	—	—
Total	2,308	$9.05	—	—

(1) These amounts represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of employees’ restricted stock awards.

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

32.1	Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of William J. La Herran, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCP, Inc.

Date:	May 11, 2015	By:	/s/	William J. La Herran

William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)