Form 10-Q
period 2015-06-30
UCP, Inc.
filed 2015-08-10
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Yes ☐ No ☒
On August 6, 2015, the registrant had 8,014,434 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three Months Ended June 30, 2015

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$38,047	$42,033
Restricted cash	250	250
Real estate inventories	349,550	321,693
Fixed assets, net	1,552	1,571
Intangible assets, net	486	586
Goodwill	4,223	4,223
Receivables	1,180	1,291
Other assets	6,266	5,804
Total assets	$401,554	$377,451

Liabilities and equity
Accounts payable and accrued liabilities	$36,227	$30,733
Notes payable	84,827	60,901
Senior notes, net	74,630	74,550
Total liabilities	195,684	166,184

Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding at June 30, 2015; no shares issued and outstanding at December 31, 2014	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 7,933,388 issued and outstanding at June 30, 2015; 7,922,216 issued and outstanding at December 31, 2014	79	79
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at June 30, 2015; 100 issued and outstanding at December 31, 2014	—	—
Additional paid-in capital	94,632	94,110
Accumulated deficit	(9,442)	(6,934)
Total UCP, Inc. stockholders’ equity	85,269	87,255
Noncontrolling interest	120,601	124,012
Total equity	205,870	211,267
Total liabilities and equity	$401,554	$377,451

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Homebuilding	$50,785	$50,010	$93,421	$75,456
Land development	1,920	12,075	2,040	12,249
Other revenue	2,021	1,518	2,788	1,518
Total revenue:	54,726	63,603	98,249	89,223

COSTS AND EXPENSES:
Cost of sales - homebuilding	42,120	41,076	77,738	61,876
Cost of sales - land development	1,543	9,241	1,548	9,387
Cost of sales - other revenue	1,742	1,329	2,405	1,329
Sales and Marketing	4,357	3,765	8,553	6,321
General and Administrative	6,453	6,909	13,772	13,180
Total costs and expenses	56,215	62,320	104,016	92,093
Income (loss) from operations	(1,489)	1,283	(5,767)	(2,870)
Other income, net	30	13	131	86
Net income (loss) before income taxes	(1,459)	1,296	(5,636)	(2,784)
Provision for income taxes	—	—	—	—
Net income (loss)	$(1,459)	$1,296	$(5,636)	$(2,784)
Net income (loss) attributable to noncontrolling interest	$(791)	$1,117	$(3,128)	$(467)
Net income (loss) attributable to shareholders of UCP, Inc.	(668)	179	(2,508)	(2,317)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive income (loss)	$(1,459)	$1,296	$(5,636)	$(2,784)
Comprehensive income (loss) attributable to noncontrolling interest	$(791)	$1,117	$(3,128)	$(467)
Comprehensive income (loss) attributable to shareholders of UCP, Inc.	$(668)	$179	$(2,508)	$(2,317)

Earnings (loss) per share:
Basic	$(0.08)	$0.02	$(0.32)	$(0.30)
Diluted	$(0.08)	$0.02	$(0.32)	$(0.30)

Weighted average common shares:
Basic	7,932,037	7,835,562	7,927,708	7,827,999
Diluted	7,932,037	7,922,644	7,927,708	7,827,999

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Shares of common stock outstanding		Common stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity
	Class A	Class B	Class A	Class B
Balance at December 31, 2013	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716
Class A - issuance of common stock for RSU's, net	85,562		—		(460)		(354)	(814)
Stock-based compensation expense					1,159		990	2,149
Net loss						(2,317)	(467)	(2,784)
Balance at June 30, 2014	7,835,562	100	$78	$—	$93,816	$(4,258)	$126,631	$216,267

Balance at December 31, 2014	7,922,216	100	79	—	94,110	(6,934)	124,012	$211,267
Class A - issuance of common stock for RSU's, net	11,172		—		(9)		(13)	(22)
Stock-based compensation expense					531		711	1,242
Distribution to noncontrolling interest							(981)	(981)
Net loss						(2,508)	(3,128)	(5,636)
Balance at June 30, 2015	7,933,388	100	$79	$—	$94,632	$(9,442)	$120,601	$205,870

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(5,636)	$(2,784)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,242	2,149
Abandonment charges	2	173
Depreciation and amortization	304	268
Fair value adjustment of contingent consideration	212	—
Changes in operating assets and liabilities:
Real estate inventories	(27,076)	(48,147)
Receivables	111	155
Other assets	(711)	(2,362)
Accounts payable and accrued liabilities	5,280	1,915
Net cash used in operating activities	(26,272)	(48,633)
Investing activities
Purchases of fixed assets	(267)	(536)
Citizens acquisition	—	(14,006)
Restricted cash	—	(250)
Net cash used in investing activities	(267)	(14,792)
Financing activities
Distribution to noncontrolling interest	(981)	—
Proceeds from notes payable	59,168	37,017
Repayment of notes payable	(35,162)	(21,110)
Debt issuance costs	(450)	—
Repurchase of Class A common stock for settlement of employee withholding taxes	(22)	(814)
Net cash provided by financing activities	22,553	15,093
Net decrease in cash and cash equivalents	(3,986)	(48,332)
Cash and cash equivalents – beginning of period	42,033	87,503
Cash and cash equivalents – end of period	$38,047	$39,171

Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$83	$141
Fair value of assets acquired from the acquisition of business	—	$20,258
Cash Paid for the acquisition of business	—	$(14,006)
Contingent consideration and liabilities assumed	—	$6,252

Issuance of Class A common stock for vested restricted stock units	$98	$2,074

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

As used in this report, unless the context otherwise requires or indicates, references to “the Company”, “we”, “our” and “UCP” refer to UCP, Inc. and its consolidated subsidiaries including UCP, LLC.

Business Description and Organizational Structure of the Company:

Company’s Business
The Company is a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina, and Tennessee.

Company’s History

The Company’s operations began in 2004 and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. On April 10, 2014 the Company completed its acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens”), used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee (the “Citizens Acquisition”) in order to position the Company to expand its operations into markets located in those states.

The Company is a holding company, whose principal asset is its interest in UCP, LLC, the subsidiary through which it directly and indirectly conducts its business. As of June 30, 2015, the Company held a 42.8% economic interest in UCP, LLC and PICO Holdings, Inc. (“PICO”), a NASDAQ-listed, diversified holding company, held the remaining 57.2% economic interest in UCP, LLC.
Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2015. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company’s results for the interim periods presented. These consolidated and segment results are not necessarily indicative of the Company’s future performance.

As an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, the Company has taken advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the July 23, 2013 completion of its IPO, although a variety of circumstances can cause it to lose its status earlier.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2015 and December 31, 2014, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

As of June 30, 2015, PICO holds an economic and voting interest in our Company equal to approximately 57.2%. The Company is party to certain agreements with PICO, including an Exchange Agreement (pursuant to which PICO has the right to cause the Company to exchange PICO’s interests in UCP, LLC for shares of the Company’s Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications), an Investor Rights Agreement (pursuant to which PICO has certain rights, including the right to nominate two individuals for election to the Company’s board of directors for as long as PICO owns at least a 25% voting interest in the Company) and a Tax Receivable Agreement (pursuant to which PICO is entitled to 85% of any cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of any increase in tax basis caused by PICO’s exchange of UCP, LLC interests for shares of the Company’s Class A common stock and Transition Services Agreement (pursuant to which PICO provided the Company with accounting, human resources and information technology functions through July 31, 2015. The balance due to PICO pursuant to Transition Services Agreement was approximately $186,000 and $757,000, which is included in accounts payable and accrued liabilities on the balance sheet as of June 30, 2015 and December 31, 2014, respectively. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement.

Segment Reporting:

As a result of Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations. Based on this evaluation, the Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such all segment information for the three and six months ended June 30, 2014 has been reclassified and is shown under the West homebuilding and land development reportable segments.

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

Our cash items that are restricted as to withdrawal or usage include deposits of $250,000 as of June 30, 2015 and December 31, 2014. The balance as of June 30, 2015 and at December 31, 2014 was related to funds deposited with financial institutions as collateral for credit card agreements.

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

Abandonment charges during the three months ended June 30, 2015 and 2014 were $0 and $140,000, respectively, and were $2,000 and $173,000 during the six months ended June 30, 2015 and 2014, respectively. Abandonment charges are included in cost of sales in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after due diligence.

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

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales for the period. No such losses were recorded during the three and six months ended June 30, 2015 and 2014.

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

Purchase Accounting and Business Combinations

Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. Management may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations and comprehensive income or loss. The fair value adjustment of the estimated contingent consideration was an $8,000 decrease for the three month period ended June 30, 2015. The total fair value adjustment of the estimated contingent consideration was $212,000 for the six month period ended June 30, 2015, resulting in the total contingent consideration obligation of $3,737,000 at June 30, 2015.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated remaining useful lives, ranging from six months to five years, or added to the value of the land when an option intangible is used to purchase the related land, or expensed in the period when the option is cancelled. Acquired intangible assets with contractual terms are generally amortized over their respective contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed for the intangible assets. Goodwill is not amortized, but is evaluated annually for impairment, or more frequently if events or circumstances indicate that goodwill may be impaired. As of June 30, 2015, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014.

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

Receivables:

Receivables include amounts due from buyers of homes sold and from utility companies for reimbursement of costs. At June 30, 2015 and December 31, 2014, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	June 30, 2015	December 31, 2014
Customer deposits in escrow	$1,626	$503
Prepaid expenses	2,492	3,129
Other deposits	321	336
Other	1,827	1,836
Total	$6,266	$5,804

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

A summary of changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Warranty reserves, beginning of period	$1,774	$694	$1,509	$608
Warranty reserves accrued	382	361	675	491
Warranty expenditures	(7)	(31)	(35)	(75)
Warranty reserves, end of period	$2,149	$1,024	$2,149	$1,024

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

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at June 30, 2015 or December 31, 2014.

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

As a result of the analysis of all available evidence as of June 30, 2015 and December 31, 2014, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three or six month period ended June 30, 2015 or for the comparable periods in 2014. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one year deferral for ASU 2014-09, which is effective for the Company for annual reporting periods beginning after December 15, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items from GAAP. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for the Company for periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s future condensed consolidated financial statements or disclosures

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which simplifies consolidation accounting. In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of application of related party guidance and changes the consolidation conclusions for public and private companies that make use of limited partnerships or variable interest entities. ASU 2015-02 is effective for the Company for periods beginning after December 15, 2015. Early adoption is permitted including adoption in an interim period.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which simplifies the presentation of debt issuance costs in the financial statements. Under ASU 2015-03, issue costs shall be reported in the balance sheet as a direct deduction from the related debt liability and the amortization of the debt issue costs shall be reported as interest expense. ASU 2015-03 is effective for the Company for periods beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of ASU 2015-03 will have on its future consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), as part of its simplification initiative. Under the ASU, inventory is measured at the “lower of cost and net realizable value,” which would eliminate two other options that currently exist for “market.” No other changes were made under the current guidance on inventory measurement. ASU 2015-11 is effective for the Company for interim and annual periods beginning December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the method and impact the adoption of ASU 2015-11 will have on its future consolidated financial statements and disclosures.

2.    Loss per share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings or loss per share of Class A common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered Class A common stock equivalents for this purpose. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc.’s Class A common stockholders for the three and six months ended June 30, 2015 and June 30, 2014.

Basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2015 have been computed as follows (in thousands, except share and per share amounts):

	Three months ended June 30, 2015	Three months ended June, 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Numerator
Net income (loss) attributable to shareholders of UCP, Inc.	$(668)	$179	$(2,508)	$(2,317)

Denominator
Weighted average shares of Class A common stock outstanding - basic	7,932,037	7,835,562	7,927,708	7,827,999

Effect of dilutive securities:
Restricted stock units	—	87,082	—	—
Stock options	—	—	—	—
Total shares for purpose of calculating diluted net income (loss) per share	7,932,037	7,922,644	7,927,708	7,827,999

Earnings (loss) per share:
Net income (loss) per share of Class A common stock - basic	$(0.08)	$0.02	$(0.32)	$(0.30)
Net income (loss) per share of Class A common stock - diluted	$(0.08)	$0.02	$(0.32)	$(0.30)

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deposits and pre-acquisition costs	$3,586	$2,955
Land held and land under development	236,123	235,809
Homes completed or under construction	90,715	70,804
Model homes	19,126	12,125
Total	$349,550	$321,693

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of June 30, 2015, the Company had $4.5 million of deposits pertaining to land purchase contracts for 1,405 lots with an aggregate purchase price of approximately $75.4 million, net of deposits. At December 31, 2014, the Company deposits for land purchase contracts aggregated $2.4 million for 925 lots with an aggregate purchase price of $49.6 million, net of deposits. At June 30, 2015 and December 31, 2014, the Company had completed homes included in inventories of approximately $32.0 million and $28.8 million, respectively.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company’s condensed consolidated financial statements of operations and comprehensive loss as related sales are recognized. For the three months ended June 30, 2015 and 2014, the Company incurred interest of approximately $2,798,000 and $467,000, respectively, and for the six months ended June 30, 2015 and 2014, the Company incurred interest approximately of $5,427,000 and $877,000, respectively, which was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest expense capitalized as cost of home inventory	$2,280	$412	$4,435	$760
Interest expense capitalized as cost of land inventory	518	55	992	117
Total interest expense capitalized	2,798	467	5,427	877
Previously capitalized interest expense included in cost of sales - homebuilding	(1,000)	(1,035)	(1,924)	(1,473)
Previously capitalized interest expense included in cost of sales - land development	(49)	(3)	(49)	(3)
Net activity of capitalized interest	1,749	(571)	3,454	(599)
Capitalized interest expense in beginning inventory	9,004	6,310	7,299	6,338
Capitalized interest expense in ending inventory	$10,753	$5,739	$10,753	$5,739

4.    Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer hardware and software	$1,906	$1,698
Office furniture, equipment and leasehold improvements	819	763
Vehicles	83	79
Total	2,808	2,540
Accumulated depreciation	(1,256)	(969)
Fixed assets, net	$1,552	$1,571

Depreciation expense for the three months ended June 30, 2015 and 2014 was $147,000 and $97,000, respectively, and for the six months ended June 30, 2015 and 2014 was $287,000 and $184,000, respectively, and is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

5.    Business Combination

Contingent Consideration

The change in estimated fair value of the contingent consideration consisted of the following (in thousands):

Contingent Consideration
Initial fair value, April 10, 2014	$4,644
Balance at June 30, 2014	$4,644

Contingent Consideration
Balance at December 31, 2014	$3,525
Change in fair value	212
Balance at June 30, 2015	$3,737

The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon the newly acquired Citizens’ business achievement of various pre-tax net income performance milestones (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The fair value of the contingent consideration of $3.7 million at June 30, 2015 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted net income; (3) risk-free interest rates; (4) volatility of adjusted net income; and (5) the Company’s credit spread. The risk adjusted discount rate for adjusted net income was 12.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 12.5% to 13.5% over the contingent consideration period. The Company’s volatility rate of 22.3% and a credit spread of 9.17% were applied to forecast adjusted net income over the contingent consideration period. See Note 8 Fair Value Disclosures.

During the first quarter of 2015, the Company revised its estimate of the probable amount of contingent consideration due to Citizens based on projections for various pretax performance milestones required to earn the contingent consideration through the end of the contingent consideration period. As a result, the Company’s contingent consideration liability and general and administrative expense increased in the accompanying condensed consolidated balance sheet and statement of operations and comprehensive loss by $212,000 to reflect the increase in estimated contingent consideration liability.

Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Beginning Balance	Accumulated Amortization(Use)	Ending Balance	Beginning Balance	Accumulated Amortization (Use)	Ending Balance
Architectural plans	$170	$(43)	$127	$170	$(26)	$144
Land option	583	(224)	359	583	(141)	442
Trademarks and trade names	110	(110)	—	110	(110)	—
	$863	$(377)	$486	$863	$(277)	$586

Amortization expense for the three months ended June 30, 2015 and 2014 related to the architectural plans and trademarks and trade names intangibles was approximately $8,500 and $84,000, respectively, and for the six months ended June 30, 2015 and 2014 was $17,000 and $84,000, respectively. The architectural plans intangible amortization period is 5.0 years. Amortization expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Additionally, land options of $10,000 and $83,000 and were used to purchase land and were capitalized to real estate inventories during the three and six months ended June 30, 2015, as compared to $141,000 for both the three and six months ended

June 30, 2014. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows (in thousands):

December 31,
2015	$17
2016	34
2017	34
2018	34
2019	8
Total	$127

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued expenses	$16,041	$22,281
Contingent consideration	3,737	3,525
Accounts payable	12,780	1,975
Accrued payroll liabilities	1,520	1,443
Warranty reserves (Note 1)	2,149	1,509
Total	$36,227	$30,733

7.    Notes Payable and Senior Notes

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2015 and December 31, 2014, the lenders have not requested, and the Company has not obtained, any such appraisals. As of June 30, 2015, the Company had approximately $172.5 million available in loan commitments of which approximately $86.1 million was available to us. At June 30, 2015 and December 31, 2014, the weighted average interest rate on the Company’s outstanding debt was 6.12% and 6.56%, respectively. Interest rates charged under variable rate debt are based on LIBOR or Prime rate indexes plus a margin rate ranging from 0.25% to 3.75%.

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

The Senior Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”), by the Company and Wilmington Trust, National Association, as trustee. The Senior Notes bear interest at 8.5% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The Senior Notes mature on October 21, 2017, unless earlier redeemed or repurchased.

As of June 30, 2015, the Company was in compliance with the applicable financial covenants under the Indenture.

Notes payable and Senior notes consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Variable Interest Rate:
Interest rate of 3.94% to 4.19%, payments due through 2015	17,462	20,156
Interest rates of 3.18% to 3.94%, payments due through 2016	40,985	25,239
Interest rate of 3.66% to 3.94%, payments due through 2017	20,105	6,984
Interest rate of 5%, payments due through 2015	2,476	3,990
Interest rate of 5.5%, payments due through 2016	233	966

Fixed Interest Rate:
Interest rate of 5%, payments due through 2015	1,962	1,962
Interest rate of 10%, payments due through 2017	1,604	1,604
Total notes payable	84,827	60,901
Senior notes, net	74,630	74,550
Total notes payable and senior notes	$159,457	$135,451

  At June 30, 2015, principal maturities of notes payable and senior notes for the years ending December 31 are as follows (in thousands):

2015	$21,900
2016	41,217
2017	96,340
Thereafter	—
Total	$159,457

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

As of June 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the

Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2015 and for the year ended December 31, 2014.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes Payable	$84,827	$87,315	$60,901	$62,976
Senior Notes	74,630	84,750	74,550	87,167
Total Debt	$159,457	$172,065	$135,451	$150,143

Estimated Fair Value of Contingent Consideration
The contingent consideration arrangement relating to Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based on achievement of performance milestones over a five year period. The estimated fair value of the contingent consideration of $3.7 million as of June 30, 2015 was estimated based on applying the income approach and a weighted probability of achieving the performance milestones, which are based on Level 3 inputs. See Note 5 for a description of the level 3 inputs used in determining fair value of contingent consideration. Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly lower (higher) fair value measurement to our contingent consideration as of June 30, 2015 and December 31, 2014. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2015 and for the year ended December 31, 2014.

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

The number of shares of the Company’s Class A common stock authorized under the LTIP was 1,834,300 shares. To the extent that shares of the Company’s Class A common stock subject to an outstanding Option, stock appreciation right, stock award or performance award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of the Company’s Class A common stock generally shall again be available under the LTIP, subject to certain exceptions. As of June 30, 2015, 1,235,203 shares were available for issuance under the LTIP.

On February 26, 2014, the Company granted an aggregate of 58,334 RSUs and 166,081 Options under the LTIP to certain of its executive employees. The RSUs and Options granted were subject to the following vesting schedule: a) 10% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors will vest on the first anniversary of the grant date. The RSUs granted to the Company’s employees during the year ended December 31, 2013 are subject to the following vesting schedule: a) one-third vested on December 31, 2013, b) one-third vested on the first anniversary of the grant date and c) one-third will vest on the second anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors vested on the first anniversary of the grant date. During the three months ended June 30, 2015 , 1,237 RSUs and 71,429 Options under the LTIP were granted to certain members of the Company’s board of directors and an executive employee.

During the three and six months period ended June 30, 2015, 8,227 and 13,480 RSUs were vested respectively. During the three and six months period ended June 30, 2015, 0 RSUs were forfeited. For both the three and six months period ended June 30, 2015, 14,961stock options were vested. During the three and six months period ended June 30, 2015, 0 stock options were forfeited.

During the three and six months ended June 30, 2015, the Company recognized $610,000 and $1.2 million of stock-based compensation expense, respectively, which was included in general and administrative expenses in the accompanying condensed consolidated statement of operations and other comprehensive loss. During the three and six months ended June 30, 2014, the Company recognized $1.1 million and $2.1 million of stock based compensation expense, respectively.

The following table summarizes the Options activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2014	149,605	16.20	9.16	—
Options granted	71,429	$8.97	2.82	—
Options vested	(14,961)	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at June 30, 2015	206,073	$13.73	6.63	—

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of June 30, 2015 was $7.58 per share.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of Options during the three month period ended June 30, 2015 were as follows:

Expected term	7 years
Expected volatility %	34.16%
Risk free interest rate %	1.82%
Dividend yield %	—

Options vested and exercisable as of June 30, 2015 were 14,961.

The following table summarizes the RSU activity for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested at December 31, 2014	190,440	$15.31
Granted	1,237	$7.98
Vested	(13,480)
Forfeited	—
Non-vested at June 30, 2015	178,197	$14.70

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $1.4 million (net of estimated forfeitures) as of June 30, 2015; approximately $629,000 of the unrecognized compensation costs related to RSUs and $777,000 related to stock options. The expense is expected to be recognized over a weighted average period of 2.2 years for the RSUs and 2.7 years for the Options.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At June 30, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.

The Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that we are developing in Washington State. Recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded at June 30, 2015. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $49.4 million and $38.0 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2019. Rent expense for the periods ended June 30, 2015 and 2014 was approximately $628,000 and $539,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2015	$544
2016	942
2017	945
2018	883
2019	359
Thereafter	159
Total	$3,832

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

Financial information relating to reportable segments is as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Revenues	Gross Margin	Revenues	Gross Margin	Revenues	Gross Margin	Revenues	Gross Margin
Homebuilding
West	$35,746	$6,299	$41,306	$7,423	$68,974	$12,111	$66,752	$12,069
Southeast	15,039	2,366	8,704	1,511	24,447	3,571	8,704	1,511
Homebuilding	50,785	8,665	50,010	8,934	93,421	15,682	75,456	13,580
Land development (a)	1,920	377	12,075	2,834	2,040	492	12,249	2,862
Corporate and unallocated (b)	2,021	279	1,518	189	2,788	384	1,518	189
Total	$54,726	$9,321	$63,603	$11,957	$98,249	$16,558	$89,223	$16,631

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

Reconciliation to net income (loss) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross margin	$9,321	$11,957	$16,558	$16,631
Sales and marketing	4,357	3,765	8,553	6,321
General and administrative	6,453	6,909	13,772	13,180
Income (loss) from operations	(1,489)	1,283	(5,767)	(2,870)
Other income, net	30	13	131	86
Net income (loss)	$(1,459)	$1,296	$(5,636)	$(2,784)

Total assets for each of our reportable and geographic segments at June 30, 2015 and December 31, 2014, are shown in the table below (in thousands):

	June 30, 2015	December 31, 2014
Homebuilding
West	$236,396	$218,902
Southeast	50,414	47,004
Homebuilding	286,810	265,906
Land development (c)	62,740	55,787
Corporate and unallocated (d)	52,004	55,758
Total	$401,554	$377,451

(c) Land development operations for all the periods presented were in the West region.

(d) Corporate and unallocated assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of all reportable segments.

12.    Noncontrolling interest

As of the June 30, 2015, the Company holds a 42.8% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost.

The beginning and ending balance at June 30, 2015 of the noncontrolling interest was calculated as follows (in thousands):

Beginning balance of noncontrolling interest at December 31, 2014	$124,012
Loss attributable to noncontrolling interest	(3,128)
Stock-based compensation attributable to noncontrolling interest	711
Stock issuance attributable to noncontrolling interest	(13)
Distribution to noncontrolling interest	(981)
Ending balance of noncontrolling interest at June 30, 2015	$120,601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management's Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial or operating performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes, either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	our ability to successfully integrate the Citizens Acquisition;

•	disruptions in the availability of mortgage financing or increases in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays or restrictions in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses, which may increase disproportionately to our revenue;

•	our ability to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

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

Overview

We are a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina and Tennessee. As of June 30, 2015, we owned or controlled (through executed purchase or option contracts) a total of approximately 4,667 residential lots in our West Operating Segment and approximately 2,774 lots in our Southeast Operating Segment. As of June 30, 2015, our property portfolio consisted of 85 communities in 38 cities in California, Washington State, North Carolina, South Carolina and Tennessee. We have homebuilding and land development reportable segments in our West Operating Segment and a homebuilding reportable segment in our Southeast Operating Segment.

During the three and six months ended June 30, 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high affordability and improving employment in core metro areas. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets. Furthermore, the local economies in larger metropolitan areas is lagging relevant to employment growth.

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

Our operations for the six months ended June 30, 2015 reflect our continued emphasis on growing our homebuilding operations, as evidenced by an increase in the number of average selling communities from 19 to 27, and an $18.0 million, or approximately 24%, increase in homebuilding revenue, as compared to the six months ended June 30, 2014. For the three months ended June 30, 2015, the average number of selling communities increased to 29 from 27 and homebuilding revenue increased by $0.8 million, or approximately 2%, as compared to the three months ended June 30, 2014. Our backlog at June 30, 2015 of $112.1 million was $72.3 million higher than our $39.7 million backlog at June 30, 2014. We delivered 154 homes during the second quarter of 2015, as compared to 138 homes during the same period during 2014, and our average selling price of homes decreased to approximately $330,000 during the second quarter of 2015, as compared to approximately $362,000 during the second quarter of 2014.

Our land development segment, on the other hand, saw reduced activity during the second quarter of 2015, as revenue from land development for the three months ended June 30, 2015 was $1.9 million as compared to $12.1 million for the three months ended June 30, 2014. We believe that demand for entitled or nearly entitled lots in competitive markets generally lags trends in home deliveries and the broader housing market considerations discussed above, and we expect that demand for lots in competitive markets may increase during the remainder of 2015, although no assurance can be given that this will be the case.

Our consolidated net loss was $1.5 million for the three months ended June 30, 2015, as compared to a net income of $1.3 million for the three months ended June 30, 2014.

Revenue and gross margin in our land development segment tend to be variable due to the fact that land development revenue is likely to be driven by periodic transactions that are motivated by numerous considerations, including the demand levels of other homebuilders and availability of land to meet such demand. On the other hand, revenue and gross margin in our homebuilding segment tend to be more predictable.

Our net total of lots owned decreased by 408 lots since December 31, 2014. During the second quarter of 2015, we continued to focus our efforts on community openings, management of our existing communities across all of our geographies, and realizing operating efficiencies in our regional operations and in our corporate office.

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

Results of Operations - Three Months Ended June 30, 2015 and 2014

Consolidated Financial Data

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Revenue:			—
Homebuilding	$50,785	$50,010	$775
Land development	1,920	12,075	(10,155)
Other	2,021	1,518	503
Total	54,726	63,603	(8,877)
Cost of Sales:
Home Building	42,120	41,076	1,044
Land Development	1,543	9,241	(7,698)
Other	1,742		413
Gross Margin	9,321	11,957	(2,636)
Expenses:
Sales and marketing	4,357	3,765	592
General and administrative	6,453	6,909	(456)
Income from operations	(1,489)	1,283	(2,772)
Other income (expense)	30	13	17
Net income (loss)	$(1,459)	$1,296	$(2,755)

Select Operating Metrics

	Three Months Ended June 30,
	2015	2014	Change
Net new home orders (1)	206	133	73
Cancellation rate (2)	11.6%	8.9%	2.7%
Average selling communities during period (3) (a)	29	27	2

	June 30,
	2015	2014	Change
Selling communities at end of period (a)	31	26	5
Backlog (4) (in thousands)	$112,059	$39,734	$72,325
Backlog (4) (units)	274	124	150
Average sales price of backlog (in thousands)	$409	$320	$89

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

(a) Active Selling Communities as of June 30, 2015 consists of those communities where we have more than 15 homes remaining to sell. Prior period community count includes all communities that were active selling homes.

The increase in net new home orders was primarily due increased absorption and to a lesser extent to having 29 average selling communities during the three months ended June 30, 2015 as compared to 27 during the three months ended June 30, 2014. The increase in the number of new home orders was attributable to the increase in backlog (units) for the three month period ended June 30, 2015, as compared to the similar period during 2014.

We had 31 selling communities at June 30, 2015, as compared to 26 selling communities at June 30, 2014. Our backlog value increased by $72.3 million at June 30, 2015, as compared to June 30, 2014. The increase was due to 150 more home sales contracts at June 30, 2015, as compared to June 30, 2014, which was partially offset by a $89,000 increase in average sales price of homes under sales contract, due to the regional mix of homes. Our cancellation rate for the three months ended June 30, 2015 was 11.6%, as compared to 8.9% for the three months ended June 30, 2014.

Owned and Controlled Lots

As of June 30, 2015 and December 31, 2014, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 7,441 and 6,368 lots, respectively, as set forth in the tables below:

	June 30, 2015
	Owned	Controlled (1)	Total
West	4,089	578	4,667
Southeast	946	1,828	2,774
Total	5,035	2,406	7,441

	December 31, 2014
	Owned	Controlled (1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$50,785	$50,010	$775	1.5%
Homes delivered (units)	154	138	16	11.6%
Average selling price	$330	$362	$(32)	(8.8)%
Average cost of sales	$274	$298	$(24)	(8.1)%

Land development
Revenue	$1,920	$12,075	$(10,155)	(84.1)%
Lots sold (units)	106	149	(43)	(28.9)%
Average selling price	$18	$81	$(63)	(77.8)%
Average cost of sales	$15	$62	$(47)	(75.8)%

Other revenue
Revenue	$2,021	$1,518	$503	33.1%

Total revenue	$54,726	$63,603	$(8,877)	(14.0)%

Total revenue for the three months ended June 30, 2015 decreased by $8.9 million, or 14.0%, to $54.7 million, as compared to $63.6 million for the three months ended June 30, 2014. The decrease in revenue was primarily the result of decreased land sales, as compared the same period last year.

Homebuilding Revenue

Revenue from homebuilding for the three months ended June 30, 2015 increased by $0.8 million, or 1.5%, to $50.8 million, as compared to $50.0 million for the three months ended June 30, 2014. The increase was primarily the result of an increase in the number of homes delivered to 154 during the 2015 period, as compared to 138 homes during the 2014 period, partially offset by a decrease in the average selling price of homes to approximately $330,000 during the 2015 period, as compared to approximately $362,000 during the 2014 period. Of this revenue increase, $5.8 million related to increased units delivered offset by $4.9 million related to a decrease in average selling price. The decrease in average selling price during the 2015 period was primarily the result of a relative increase of deliveries at communities located in areas with lower home prices.

Land Development Revenue

Revenue from land development for the three months ended June 30, 2015 decreased by $10.2 million, or 84.1%, as compared to $12.1 million for the three months ended June 30, 2014. While we sold 106 finished lots during the 2015 period, as compared to 149 finished and entitled lots during the 2014 period, this decrease in revenue from land development was primarily the result of selling lots in markets with lower land values during the 2015 period.

Other Revenue

Other revenue for the three months ended June 30, 2015 and 2014 was approximately $2.0 million and $1.5 million, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts, which is conducted in our Southeast operations.

Gross Margin and Adjusted Gross Margin

	Three Months Ended June 30,
	2015	%	2014	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$54,726	100.0%	$63,603	100.0%
Cost of Sales	45,405	83.0%	51,646	81.2%
Gross Margin	9,321	17.0%	11,957	18.8%
Add: interest in cost of sales	1,049	1.9%	1,038	1.6%
Add: impairment and abandonment charges	—	—%	140	0.2%
Adjusted Gross Margin(1)	$10,370	18.9%	$13,135	20.7%
Consolidated Gross margin percentage	17.0%		18.8%
Consolidated Adjusted gross margin percentage	18.9%		20.7%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$50,785	100.0%	$50,010	100.0%
Cost of home sales	42,120	82.9%	41,076	82.1%
Homebuilding gross margin	8,665	17.1%	8,934	17.9%
Add: interest in cost of home sales	1,000	2.0%	1,035	2.1%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$9,665	19.0%	$9,969	19.9%
Homebuilding gross margin percentage	17.1%		17.9%
Adjusted homebuilding gross margin percentage	19.0%		19.9%

Land Development Adjusted Gross Margin
Land development revenue	$1,920	100.0%	$12,075	100.0%
Cost of land development	1,543	80.4%	9,241	76.5%
Land development gross margin	377	19.6%	2,834	23.5%
Add: interest in cost of land development	49	2.6%	3	—%
Add: Impairment and abandonment charges	—	—%	140	1.2%
Adjusted land development gross margin(1)	$426	22.2%	$2,977	24.7%
Land development gross margin percentage	19.6%		23.5%
Adjusted land development gross margin percentage	22.2%		24.7%

Other Revenue Gross and Adjusted Margin
Revenue	$2,021	100.0%	$1,518	100.0%
Cost of revenue	1,742	86.2%	1,329	87.5%
Other revenue gross and adjusted margin	$279	13.8%	$189	12.5%
Other revenue gross and adjusted margin percentage	13.8%		12.5%
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

The decrease in our homebuilding gross margin percentage was primarily due to increased cost of sales-homebuilding during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increased cost of sales-homebuilding during the three month period in 2015 over the prior year period was primarily attributable to a change in the mix of selling communities period over period, as our current portfolio of selling communities had a relatively higher cost basis than the homes we sold during the 2014 period including higher interest costs. With the exclusion of the interest costs in the adjusted homebuilding gross margin percentage, the decrease in the gross margin percentage over the comparable period last year was not as significant.

The decrease in our land development gross margin percentage for the three months ended June 30, 2015, as compared to the same period in 2014 was primarily attributable to increased cost of land development. The increased cost of land development was primarily attributable to a higher cost basis in the lots we sold during the 2015 period.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	(In thousands)		As a percentage of Total Revenue
	2015	2014	2015	2014
Sales and marketing	$4,357	$3,765	8.0%	5.9%
General and administrative	6,453	6,909	11.8%	10.9%
Total sales and marketing and general and administrative	$10,810	$10,674	19.8%	16.8%

Sales and marketing expense for the three months ended June 30, 2015 increased approximately $0.6 million, or 16%, to approximately $4.4 million, as compared to approximately $3.8 million for the same period in 2014. The increase in sales and marketing expense was primarily attributable to a 11.6% increase in the number of homes delivered and a 7.4% increase in the average number of selling communities for the three months ended June 30, 2015, as compared to the same period in 2014. As a percentage of total revenue, sales and marketing expense of 8.0% during the three months ended June 30, 2015, increased from 5.9% for the comparable prior year period.

General and administrative (“G&A expense”) for the three months ended June 30, 2015 decreased by approximately $0.5 million to $6.5 million, as compared to $6.9 million for the same period in 2014. The decrease in G&A expense was largely the result of a decrease in RSU expense due to vesting of awards granted during the IPO in 2013. As of June 30, 2015, office headcount increased to 138 employees from 110 employees a year ago. As a percentage of total revenue, G&A expenses increased to 11.8% during the three month period ended June 30, 2015, as compared to 10.9% for the same period in 2014 due, in part, to a reduced land development revenue in the 2015 period relative to the same period last year.

Other Income

Other income for the three months ended June 30, 2015 increased by $17,000 to $30,000 as a result of commissions on the sale of Tennessee homes unrelated to UCP, as compared to $13,000 for the three months ended June 30, 2014.

Provision for Income Taxes

As a result of the analysis of all available evidence as of June 30, 2015 and 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the three month periods ended June 30, 2015 and 2014. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net loss for the three month period ended June 30, 2015 was $1.5 million, as compared to net income of $1.3 million for the prior year period. The net loss attributable to UCP, Inc. was $0.7 million, or $0.08 per share, for the three month period ending June 30, 2015, and the net income attributable to UCP, Inc. was $0.2 million, or $0.02 per share for the three month period ended June 30, 2014.

Reporting Segments

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated to maximize its overall results. Based on this evaluation, the Company has identified its operating activities into two geographical regions, West and Southeast. As such, all segment information for the period ended June 30, 2014 has been reclassified and is shown under the West homebuilding and land development reportable segments. See Note 11 “Segment Information” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents financial information related to reporting segments for the year indicated (in thousands):

	Three Months Ended June 30,			Three Months Ended June 30,
	June 30, 2015			June 30, 2014
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$35,746	$6,299	17.6%	$41,306	$7,423	18.0%
Southeast	15,039	2,366	15.7%	8,704	1,511	17.4%
Homebuilding	50,785	8,665	17.1%	50,010	8,934	17.9%
Land development (a)	1,920	377	19.6%	12,075	2,834	23.5%
Corporate and unallocated (b)	2,021	279	13.8%	1,518	189	12.5%
Total	$54,726	$9,321	17.0%	$63,603	$11,957	18.8%

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

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding operations by our operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the three months ended	(in thousands)
June 30, 2015
West	$35,746	70.4%	85	55.2%	$421
Southeast	15,039	29.6%	69	44.8%	$218
Total	$50,785	100.0%	154	100.0%	$330

June 30, 2014
West	$41,306	82.6%	101	73.2%	$409
Southeast	8,704	17.4%	37	26.8%	$235
Total	$50,010	100%	138	100.0%	$362

For the quarter ended June 30, 2015, our West Operating Segment accounted for approximately 70.4% of our total homebuilding revenue, compared to our Southeast Operating Segment which accounted for approximately 29.6% of our total homebuilding revenue. This was caused mainly by the higher number of homes delivered in the West Operating Segment, as compared to the Southeast Operating Segment which was added after June 30, 2014 as a result of our Citizens Acquisition. Additionally, the average selling price for the homes sold in the West was higher than in the Southeast. Prior to the April 2014 Citizens Acquisition, all homebuilding revenues were attributed to our West Operating Segment.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations where all revenue was attributed to our West Operating Segment. There were no land sales in our Southeast Operating Segment.

	Land development Revenue	Lots sold
Three months ended June 30, 2015
West	$1,920	106
Southeast	—	—
Total	$1,920	106

Three months ended June, 30, 2014
West	$12,075	149
Southeast	—	—
Total	$12,075	149

Results of Operations - Six Months Ended June 30, 2015 and 2014

Consolidated Financial Data

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Revenue:
Homebuilding	$93,421	$75,456	$17,965
Land development	2,040	12,249	(10,209)
Other	2,788	1,518	1,270
Total	98,249	89,223	9,026
Cost of Sales:
Home Building	77,738	61,876	15,862
Land Development	1,548	9,387	(7,839)
Other	2,405	1,329	1,076
Gross Margin	16,558	16,631	(73)
Expenses:
Sales and marketing	8,553	6,321	2,232
General and administrative	13,772	13,180	592
Income from operations	(5,767)	(2,870)	(2,897)
Other income (expense)	131	86	45
Net income (loss)	$(5,636)	$(2,784)	$(2,852)

Select Operating Metrics

	Six Months Ended June 30,
	2015	2014	Change
Net new home orders (1)	460	217	243
Cancellation rate (2)	8.0%	5.7%	2.3%
Average selling communities during period (3) (a)	27	19	8

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(a) Active Selling Communities as of June 30, 2015 consists of those communities where we have more than 15 homes remaining to sell. Prior period community count includes all communities that were active selling homes.

The increase in net new home orders was primarily due to having 27 average selling communities during the six months ended June 30, 2015, as compared to 19 during the six months ended June 30, 2014. The increase in the number of new home orders was attributable to the increase in backlog (units) for the six month period ended June 30, 2015, as compared to the similar period during 2014.

Our cancellation rate for the six months ended June 30, 2015 was 8.0%, as compared to 5.7% for the six months ended June 30, 2014.

Revenue

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$93,421	$75,456	$17,965	23.8%
Homes delivered (units)	276	190	86	45.3%
Average selling price	$338	$397	$(59)	(14.8)%
Average cost of sales	$282	$326	$(44)	(13.5)%

Land development
Revenue	$2,040	$12,249	$(10,209)	(83.3)%
Lots sold (units)	114	151	(37)	(24.5)%
Average selling price	$18	$81	$(63)	(77.7)%
Average cost of sales	$14	$62	$(48)	(77.4)%

Other revenue
Revenue	$2,788	$1,518	$1,270	83.7%

Total revenue	$98,249	$89,223	$9,026	10.1%

Total revenue for the six months ended June 30, 2015 increased by $9.0 million, or 10.1%, to $98.2 million, as compared to $89.2 million for the six months ended June 30, 2014. The increase in revenue was primarily the result of increased home deliveries during the 2015 period attributable to several factors, including an increased number of selling communities and favorable sales pace at certain of those communities. The increase in total revenue was moderated by a decrease in land development revenue, as more fully described below.

Homebuilding Revenue

Revenue from homebuilding for the six months ended June 30, 2015 increased by $18.0 million, or 23.8%, to $93.4 million, as compared to $75.5 million for the six months ended June 30, 2014. The increase was primarily the result of an increase in the number of homes delivered to 276 during the 2015 period, as compared to 190 during the 2014 period, partially offset by a decrease in the average selling price of homes to approximately $338,000 during the 2015 period, as compared to approximately $397,000 during the 2014 period. Increased unit deliveries resulted in incremental revenue of approximately $34.1 million, which was partially offset by $16.3 million related to a decrease in average selling price. The decrease in average selling price during the 2015 period was primarily the result of a relative increase of deliveries at communities located in areas with lower home prices.

Land Development Revenue

Revenue from land development for six months ended June 30, 2015 decreased by $10.2 million, or 83.3%, as compared to $12.2 million for the six months ended June 30, 2014. While the decrease was partially attributable to a decrease in the number of finished lots sold to 114 during the 2015 period, as compared to 151 lots during the 2014 period, the decrease was primarily attributable to selling lots in markets with lower land values during the 2015 period, as compared to the 2014 period.

Other Revenue

Other revenue for the six months ended June 30, 2015 and 2014 was approximately $2.8 million and $1.5 million, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts, which is conducted in our Southeast operations.

Gross Margin and Adjusted Gross Margin

	Six Months Ended June 30,
	2015	%	2014	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$98,249	100.0%	$89,223	100.0%
Cost of Sales	81,691	83.1%	72,592	81.4%
Gross Margin	16,558	16.9%	16,631	18.6%
Add: interest in cost of sales	1,973	2.0%	1,476	1.8%
Add: impairment and abandonment charges	2	—%	173	0.2%
Adjusted Gross Margin(1)	$18,533	18.9%	$18,280	20.5%
Consolidated Gross margin percentage	16.9%		18.6%
Consolidated Adjusted gross margin percentage	18.9%		20.5%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$93,421	100.0%	$75,456	100.0%
Cost of home sales	77,738	83.2%	61,876	82.0%
Homebuilding gross margin	15,683	16.8%	13,580	18.0%
Add: interest in cost of home sales	1,924	2.1%	1,473	2.0%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$17,607	18.8%	$15,053	19.9%
Homebuilding gross margin percentage	16.8%		18.0%
Adjusted homebuilding gross margin percentage	18.8%		19.9%

Land Development Adjusted Gross Margin
Land development revenue	$2,040	100.0%	$12,249	100.0%
Cost of land development	1,548	75.9%	9,387	76.6%
Land development gross margin	492	24.1%	2,862	23.4%
Add: interest in cost of land development	49	2.4%	3	—%
Add: Impairment and abandonment charges	2	0.1%	173	1.4%
Adjusted land development gross margin(1)	$543	26.6%	$3,038	24.8%
Land development gross margin percentage	24.1%		23.4%
Adjusted land development gross margin percentage	26.6%		24.8%

Other Revenue Gross and Adjusted Margin
Revenue	$2,788	100.0%	$1,518	100.0%
Cost of revenue	2,405	86.3%	1,329	87.5%
Other revenue gross and adjusted margin	$383	13.7%	$189	12.5%
Other revenue gross and adjusted margin percentage	13.7%		12.5%
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

The decrease in our homebuilding gross margin percentage was primarily due to increased cost of sales-homebuilding during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increased cost of sales-homebuilding during the six month period in 2015 over the prior year period was primarily attributable a change in the mix of selling communities period over period, as our current portfolio of selling communities had a relatively higher cost basis than the homes we sold during the 2014 period, including slightly higher interest costs. With the exclusion of the interest costs in the adjusted homebuilding gross margin percentage, the decrease in the gross margin percentage over the comparable period last year was 0.10%.

The increase in our land development gross margin percentage for the six months ended June 30, 2015, as compared to the same period in 2014 was primarily attributable to the decreased cost of land sold during the period. The decreased cost of land development was primarily attributable to a lower cost basis in the lots we sold during the 2015 period. With the exclusion of the interest and abandonment charges in the adjusted gross margin percentage, our adjusted land development gross margin percentage increased to 26.6% from 24.8% period-over-period.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	(In thousands)		As a percentage of Total Revenue
	2015	2014	2015	2014
Sales and marketing	$8,553	$6,321	8.7%	7.1%
General and administrative	13,772	13,180	14.0%	14.8%
Total sales and marketing and general and administrative	$22,325	$19,501	22.7%	21.9%

Sales and marketing expense for the six months ended June 30, 2015 increased approximately $2.2 million, or 35.3%, to approximately $8.6 million, as compared to approximately $6.3 million for the same period in 2014. The increase in sales and marketing expense was primarily attributable to a 45.3% increase in the number of homes delivered and a 42.1% increase in the average number of selling communities for the six months ended June 30, 2015, as compared to the same period in 2014. These increases also led to an increase in the headcount of sales and marketing personnel. As a percentage of total revenue, sales and marketing expense of 8.7% during the six months ended June 30, 2015, increased from 7.1% for the comparable prior year period.

G&A expense for the six months ended June 30, 2015 increased by approximately $0.6 million to $13.8 million , as compared to $13.2 million for the same period in 2014. The increase in G&A expense was the result of an increase in payroll and related expenses. As of June 30, 2015, office headcount increased to 138 employees, as compared to 110 as of June 30, 2014. As a percentage of total revenue, G&A expenses increased to 14.0% during the six months ended June 30, 2015, as compared to 14.8% for the same period in 2014 due to a higher revenue base in the 2015 period relative to the increase in G&A expense.

Other Income

Other income for the six months ended June 30, 2015 increased by $45,000 to $131,000 as a result of commissions on the sale of certain homes in the Southeast unrelated to UCP, as compared to $86,000 for the six months ended June 30, 2014.

Provision for Income Taxes

As a result of the analysis of all available evidence as of June 30, 2015 and 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the six month period ended June 30, 2015and 2014. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net loss for the six month period ended June 30, 2015 six months period ended was $5.6 million, as compared to a net loss of $2.8 million for the prior year period. The net loss attributable to UCP, Inc. was $2.5 million , or $0.32 per share, for the six month period ended June 30, 2015, and $2.3 million, or $0.30 per share for the six month period ended June 30, 2014.

Reporting Segments

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations. Based on this evaluation, the Company has classified its operating activities into two geographical regions, West and Southeast. As such, all segment information for the period ended June 30, 2014 has been reclassified and is shown under the West homebuilding and land development reportable segments. See Note 11 “Segment Information” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents financial information related to reporting segments for the year indicated (in thousands):

	Six Months Ended June 30,			Six Months Ended June 30,
	June 30, 2015			June 30, 2014
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$68,974	$12,111	17.6%	$66,752	$12,069	18.1%
Southeast	24,447	3,571	14.6%	8,704	1,511	17.4%
Homebuilding	93,421	15,682	16.8%	75,456	13,580	18.0%
Land development (a)	2,040	492	24.1%	12,249	2,862	23.4%
Corporate and unallocated (b)	2,788	384	13.8%	1,518	189	12.5%
Total	$98,249	$16,558	16.9%	$89,223	$16,631	18.6%

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

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding operations by our operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the six months ended	(in thousands)
June 30, 2015
West	$68,974	73.8%	163	59.1%	$423
Southeast	24,447	26.2%	113	40.9%	$216
Total	$93,421	100.0%	276	100.0%	$330

June 30, 2014
West	$66,752	88.5%	153	80.5%	$436
Southeast	8,704	11.5	37	19.5%	$235
Total	$75,456	100.0%	190	100.0%	$397

For the six months ended June 30, 2015, our West Operating Segment accounted for approximately 73.8% of our total homebuilding revenue, compared to our Southeast Operating Segment which accounted for approximately 26.2% of our total homebuilding revenue. This was caused mainly by the higher number of homes delivered in the West Operating Segment, as compared to the Southeast Operating Segment which was added after June 30, 2014 as a result of our Citizens Acquisition. Additionally, average selling price for the homes sold in the West was higher than in the Southeast. Prior to 2014, all homebuilding revenues were attributed to our West Operating Segment.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations where all revenue was attributed to our West Operating Segment. There were no land sales in our Southeast Operating Segment.

	Land development Revenue	Lots sold
Six months ended June 30, 2015
West	$2,040	114
Southeast	—	—
Total	$2,040	114

Six months ended June 30, 2014
West	$12,249	151
Southeast	—	—
Total	$12,249	151

Liquidity and Capital Resources

Our principal uses of capital for the three and six months ended June 30, 2015 were funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity were cash on hand, cash provided by operations and cash provided by financing activities (such as mortgage financing, notes issuance and construction and development financing). As of June 30, 2015, we had approximately $38.0 million of cash and cash equivalents.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding. For a description of our outstanding indebtedness as of June 30, 2015, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.

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
As set forth below, as of June 30, 2015, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Consolidated Tangible Assets Test and the Minimum Liquidity Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

	As of June 30, 2015	Requirement
	(In thousands)
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$387,597
Consolidated Tangible Assets subject to Liens (1)	$209,141
Consolidated Tangible Assets not subject to Liens (1)	$178,456	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$387,597
Total Indebtedness	$159,457
Net Worth	$228,140	≥ $ 175,000

Minimum Liquidity Test
Unrestricted cash and Cash Equivalents	$38,047	≥ $ 15,000

	(In thousands)
Consolidated Tangible Assets Test		Requirement
Consolidated Tangible Assets as of June 30, 2015	$387,597
Consolidated Tangible Assets as of January 1, 2015	$363,726
Increase in Consolidated Tangible Assets during 2015 (2)	$23,871	Δ ≤ ($25,000)

Consolidated Tangible Assets as of June 30, 2015	$387,597
Consolidated Tangible Assets as of October 21, 2014	$293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (2) (3)	$93,813	Δ ≤ ($50,000)

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
In addition, (i) as of June 30, 2015 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended June 30, 2015 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended June 30, 2015 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

 We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At June 30, 2015	At December 31, 2014
Debt	$159,457	$135,451
Equity	205,870	211,267
Total capital	$365,327	$346,718
Ratio of debt-to-capital	43.6%	39.1%
Debt	$159,457	$135,451
Less: cash and cash equivalents	38,047	42,033
Net debt	121,410	93,418
Equity	205,870	211,267
Total capital	$327,280	$304,685
Ratio of net debt-to-capital(1)	37.1%	30.7%

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

Cash Flows - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following compares our cash flows for the six months ended June 30, 2015 to the six months ended June 30, 2014:

•
Net cash used in operating activities was $22.4 million lower compared to the prior year period. The decreased net use was primarily due to a $21.1 million decrease in cash used for real estate inventory, an incremental net loss adjusted for non-cash items of $0.8 million, an increase of $3.4 million in cash used to pay accounts payable and accrued liabilities and an increase of $1.6 million in cash used for other asset purchases.

•
Net cash used in investing activities decreased by $14.5 million due to the Citizens acquisition in the prior year period. Investing activities also decreased by $269,000 in cash used to purchase fixed assets.

•	Net cash provided by financing activities increased by $7.5 million which primarily resulted from an increase in net borrowings.

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

As of June 30, 2015, we had outstanding $4.5 million of cash deposits pertaining to purchase contracts for 1,405 lots with an aggregate remaining purchase price of approximately $75.4 million.

As of June 30, 2015, the Company had approximately $172.5 million of credit available under existing debt facilities, of which approximately $86.1 million was available to be drawn. For additional information, see Note 7, “Debt” to our condensed consolidated financial statements included elsewhere in this report.

We are often required to provide to various municipalities and other government agencies performance bonds to secure the completion of our projects and/or in support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of June 30, 2015 and December 31, 2014, we had outstanding surety bonds totaling approximately $49.4 million and $38.0 million, respectively. If any such performance bonds are called, we would be obligated to reimburse the issuer of the performance bond. We do not believe that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. As of June 30, 2015, approximately $81 million of our indebtedness was subject to variable interest rates. If interest rates on our variable debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $81,000, respectively. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the three months ended June 30, 2015. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

UCP, Inc.

Date:	August 10, 2015	By:	/s/	William J. La Herran

William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)