Form 10-Q
period 2015-09-30
UCP, Inc.
filed 2015-11-09
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Yes ☐ No ☒
On November 5, 2015, the registrant had 8,014,434 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three Months Ended September 30, 2015

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$22,606	$42,033
Restricted cash	250	250
Real estate inventories	383,681	321,693
Fixed assets, net	1,444	1,571
Intangible assets, net	281	586
Goodwill	4,223	4,223
Receivables	983	1,291
Other assets	7,752	5,804
Total assets	$421,220	$377,451

Liabilities and equity
Accounts payable and accrued liabilities	$41,412	$30,733
Notes payable	95,480	60,901
Senior notes, net	74,670	74,550
Total liabilities	211,562	166,184

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding at September 30, 2015; no shares issued and outstanding at December 31, 2014	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 8,014,434 issued and outstanding at September 30, 2015; 7,922,216 issued and outstanding at December 31, 2014	80	79
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at September 30, 2015; 100 issued and outstanding at December 31, 2014	—	—
Additional paid-in capital	94,624	94,110
Accumulated deficit	(7,803)	(6,934)
Total UCP, Inc. stockholders’ equity	86,901	87,255
Noncontrolling interest	122,757	124,012
Total equity	209,658	211,267
Total liabilities and equity	$421,220	$377,451

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Homebuilding	$70,284	$35,086	$163,705	$110,542
Land development	1,116	20,264	3,156	32,513
Other revenue	2,272	400	5,060	1,918
Total revenue:	73,672	55,750	171,921	144,973

COSTS AND EXPENSES:
Cost of sales - homebuilding	57,006	29,845	134,744	91,721
Cost of sales - land development	716	16,079	2,264	25,466
Cost of sales - other revenue	1,958	352	4,363	1,681
Sales and Marketing	4,692	3,486	13,246	9,807
General and Administrative	5,539	6,737	19,311	19,917
Total costs and expenses	69,911	56,499	173,928	148,592
Income (loss) from operations	3,761	(749)	(2,007)	(3,619)
Other income, net	45	17	177	103
Net income (loss) before income taxes	3,806	(732)	(1,830)	(3,516)
Provision for income taxes	—	—	—	—
Net income (loss)	$3,806	$(732)	$(1,830)	$(3,516)
Net income (loss) attributable to noncontrolling interest	$2,167	$(66)	$(961)	$(533)
Net income (loss) attributable to shareholders of UCP, Inc.	1,639	(666)	(869)	(2,983)
Other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive income (loss)	$3,806	$(732)	$(1,830)	$(3,516)
Comprehensive income (loss) attributable to noncontrolling interest	$2,167	$(66)	$(961)	$(533)
Comprehensive income (loss) attributable to shareholders of UCP, Inc.	$1,639	$(666)	$(869)	$(2,983)

Earnings (loss) per share:
Basic	$0.21	$(0.08)	$(0.11)	$(0.38)
Diluted	$0.20	$(0.08)	$(0.11)	$(0.38)

Weighted average common shares:
Basic	7,995,934	7,900,553	7,950,700	7,852,763
Diluted	8,017,768	7,900,553	7,950,700	7,852,763

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Shares of common stock outstanding		Common stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity
	Class A	Class B	Class A	Class B
Balance at December 31, 2013	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716
Class A - issuance of common stock for RSU's, net of withholding taxes paid for vested RSU's	172,216		1		(819)		(801)	(1,619)
Stock-based compensation expense					1,543		1,413	2,956
Net loss						(2,983)	(533)	(3,516)
Balance at September 30, 2014	7,922,216	100	$79	$—	$93,841	$(4,924)	$126,541	$215,537

Balance at December 31, 2014	7,922,216	100	$79	$—	$94,110	$(6,934)	$124,012	$211,267
Class A - issuance of common stock for RSU's, net of withholding taxes paid for vested RSU's	92,218		1		(160)		(211)	(370)
Stock-based compensation expense					674		898	1,572
Distribution to noncontrolling interest							(981)	(981)
Net loss						(869)	(961)	(1,830)
Balance at September 30, 2015	8,014,434	100	$80	$—	$94,624	$(7,803)	$122,757	$209,658

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(1,830)	$(3,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,572	2,956
Abandonment charges	146	173
Depreciation and amortization	463	498
Fair value adjustment of contingent consideration	(818)	—
Changes in operating assets and liabilities:
Real estate inventories	(60,715)	(72,789)
Receivables	307	(332)
Other assets	(2,389)	(4,435)
Accounts payable and accrued liabilities	11,497	8,749
Net cash used in operating activities	(51,767)	(68,696)
Investing activities
Purchases of fixed assets	(311)	(788)
Citizens acquisition	—	(14,006)
Restricted cash	—	(250)
Net cash used in investing activities	(311)	(15,044)
Financing activities
Distribution to noncontrolling interest	(981)	—
Proceeds from notes payable	112,595	62,106
Repayment of notes payable	(77,895)	(33,703)
Debt issuance costs	(698)	(200)
Withholding taxes paid on vested RSU's	(370)	(1,619)
Net cash provided by financing activities	32,651	26,584
Net decrease in cash and cash equivalents	(19,427)	(57,156)
Cash and cash equivalents – beginning of period	42,033	87,503
Cash and cash equivalents – end of period	$22,606	$30,347

Supplemental disclosure of cash flow information
Accrued offering and debt issuance costs	$—	$450
Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$160	$141
Fair value of assets acquired from the acquisition of business	—	$20,258
Cash paid for the acquisition of business	—	$(14,006)
Contingent consideration and liabilities assumed	—	$6,252

Issuance of Class A common stock for vested restricted stock units	$680	$3,999

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

The Company is a holding company, whose principal asset is its interest in UCP, LLC, the subsidiary through which it directly and indirectly conducts its business. As of September 30, 2015, the Company held a 43.1% economic interest in UCP, LLC and PICO Holdings, Inc. (“PICO”), a NASDAQ-listed, diversified holding company, held the remaining 56.9% economic interest in UCP, LLC.
Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2015. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s results for the interim periods presented. These consolidated and segment results are not necessarily indicative of the Company’s future performance.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2015 and December 31, 2014, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

As of September 30, 2015, PICO holds an economic and voting interest in our Company equal to approximately 56.9%. The Company is party to certain agreements with PICO, including an Exchange Agreement (pursuant to which PICO has the right to cause the Company to exchange PICO’s interests in UCP, LLC for shares of the Company’s Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications), an Investor Rights Agreement (pursuant to which PICO has certain rights, including the right to nominate two individuals for election to the Company’s board of directors for as long as PICO owns at least a 25% voting interest in the Company) and a Tax Receivable Agreement (pursuant to which PICO is entitled to 85% of any cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of any increase in tax basis caused by PICO’s exchange of UCP, LLC interests for shares of the Company’s Class A common stock and Transition Services Agreement (pursuant to which PICO provided the Company with accounting, human resources and information technology functions through July 31, 2015. The balance due to PICO pursuant to the Transition Services Agreement and expense allocations of other amounts payable due to PICO was approximately $25,000 and $757,000, which is included in accounts payable and accrued liabilities on the balance sheet as of September 30, 2015 and December 31, 2014, respectively. The Company also entered into a Registration Rights Agreement with PICO, with respect to the shares of its Class A common stock that it may receive in exchanges made pursuant to the Exchange Agreement.

Segment Reporting:

As a result of Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations. Based on this evaluation, the Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments in the West and Southeast and a land development reportable segment in the West. As such, all segment information is shown under the West and Southeast homebuilding and land development reportable segments.

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

Our cash items that are restricted as to withdrawal or usage include deposits of $250,000 as of September 30, 2015 and December 31, 2014. The balance as of September 30, 2015 and at December 31, 2014 was related to funds deposited with financial institutions as collateral for credit card agreements.

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

Abandonment charges during the three months ended September 30, 2015 and 2014 were $144,000 and $0, respectively, and were $146,000 and $173,000 during the nine months ended September 30, 2015 and 2014, respectively. Abandonment charges are included in cost of sales in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after due diligence.

Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case real estate inventories are written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. Completed homes are included in real estate inventories in the accompanying condensed consolidated balance sheets at the lower of cost or market value.

Impairment of Real Estate Inventories:

The Company evaluates an impairment loss when conditions exist where the carrying amount of real estate is not fully recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. The Company prepares and analyzes cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined at the community level.

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective real estate inventories. Such losses, if any, are reported within cost of sales for the period. No such losses were recorded during the three and nine months ended September 30, 2015 and 2014.

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

Purchase Accounting and Business Combinations:

Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. Management may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's condensed consolidated statements of operations and comprehensive income or loss.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated remaining useful lives, ranging from six months to five years, or added to the value of the land when an option intangible is used to purchase the related land, or expensed in the period when the option is cancelled. Acquired intangible assets with contractual terms are generally amortized over their respective contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed for the intangible assets. Goodwill is not amortized, but is evaluated annually for impairment, or more frequently if events or circumstances indicate that goodwill may be impaired. As of September 30, 2015, acquired intangibles and goodwill relate to the Citizens Acquisition, which was completed on April 10, 2014.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computer software and hardware are depreciated over three years, office furniture and fixtures are depreciated over seven years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Depreciation expense is included in general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Receivables:

Receivables include amounts due from buyers of homes sold and from utility companies for reimbursement of costs. At September 30, 2015 and December 31, 2014, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	September 30, 2015	December 31, 2014
Customer deposits in escrow	$2,335	$503
Prepaid expenses	3,446	3,129
Other deposits	481	336
Other	1,490	1,836
Total	$7,752	$5,804

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

In addition to homebuilding and land development, with the completion of the Citizens Acquisition, the Company now provides construction management services pursuant to which it builds homes on behalf of property owners. Revenue from providing these services is included in other revenues in the condensed consolidated statement of operations and comprehensive income or loss. The property owners fund all project costs incurred by the Company to build the homes. The Company primarily enters into “cost plus fee” contracts where it charges property owners for all direct and indirect costs plus a negotiated management fee. The management fee is typically a fixed fee, based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the property owners. In accordance with ASC Topic 605, Revenue Recognition, revenues from construction management services are recognized based upon a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual costs incurred, plus the portion of the management fee it has earned to date. In the course of providing construction management services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are included in the Company’s cost of sales in the condensed consolidated statement of operations and comprehensive income (loss).

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

A summary of changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Warranty reserves, beginning of period	$2,149	$1,024	$1,509	$608
Warranty reserves accrued	214	275	888	766
Warranty expenditures	(51)	11	(85)	(64)
Warranty reserves, end of period	$2,312	$1,310	$2,312	$1,310

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

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at September 30, 2015 or December 31, 2014.

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

As a result of the analysis of all available evidence as of September 30, 2015 and December 31, 2014, the Company recorded a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three or nine month period ended September 30, 2015 or for the comparable periods in 2014. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

Recently Issued Accounting Standards:

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern for each of its interim and annual reporting periods and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. ASU 2014-15 is effective for the Company beginning December 15, 2016, and at that time the Company will adopt the new standard and perform a formalized going concern analysis for each reporting period. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2015-14 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2015-14 is effective for the Company for annual reporting periods beginning after December 15, 2017 and at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is currently evaluating the method and impact the adoption of ASU 2015-14 will have on its condensed consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which simplifies consolidation accounting. In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of application of related party guidance and changes the consolidation conclusions for public and private companies that make use of limited partnerships or variable interest entities. ASU 2015-02 is effective for the Company for periods beginning after December 15, 2015. The Company is currently evaluating the method and impact the adoption of ASU 2015-02 will have on its future condensed consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which simplifies the presentation of debt issuance costs in the financial statements. Under ASU 2015-03, issue costs shall be reported in the balance sheet as a direct deduction from the related debt liability and the amortization of the debt issue costs shall be reported as interest expense. ASU 2015-03 is effective for periods beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of ASU 2015-03 will have on its future condensed consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), as part of its simplification initiative. Under the ASU, inventory is measured at the “lower of cost and net realizable value,” which would eliminate two other options that currently exist for “market.” No other changes were made under the current guidance on inventory measurement. ASU 2015-11 is effective for the Company for interim and annual periods beginning December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the method and impact the adoption of ASU 2015-11 will have on its future condensed consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”), to provide additional guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. Under the ASU 2015-15, debt issuance costs may be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement. The Company has evaluated ASU No. 2015-15 and determined that the standard is not applicable as we do not have line-of-credit arrangements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its simplification initiative. Under the ASU, adjustments to provisional amounts identified during the measurement period should be recognized in the reporting period in which the adjustments are determined. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts were recognized at the acquisition date should be presented separately, by line item, on the face of the income statement or disclosed in the notes. ASU 2015-16 is effective for the Company for interim and annual periods beginning December 15, 2015. The Company is currently evaluating the method and impact the adoption of ASU 2015-16 will have on its future condensed consolidated financial statements and disclosures.

2.    Income or loss per share

Basic income or loss per share of Class A common stock is computed by dividing net income or loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income or loss per share of Class A common stock is computed similarly to basic income or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered Class A common stock equivalents for this purpose. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc.’s Class A common stockholders for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014. For the three months ended September 30, 2015, 21,834 incremental common stock equivalents were included in calculating diluted income per share.

Basic and diluted net income or loss per share of Class A common stock for the three and nine months ended September 30, 2015 and 2014 have been computed as follows (in thousands, except share and per share amounts):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Numerator
Net income (loss) attributable to shareholders of UCP, Inc.	$1,639	$(666)	$(869)	$(2,983)

Denominator
Weighted average shares of Class A common stock outstanding - basic	7,995,934	7,900,553	7,950,700	7,852,763

Effect of dilutive securities:
Restricted stock units	21,834	—	—	—
Stock options	—	—	—	—
Total shares for purpose of calculating diluted net income (loss) per share	8,017,768	7,900,553	7,950,700	7,852,763

Earnings (loss) per share:
Net income (loss) per share of Class A common stock - basic	$0.21	$(0.08)	$(0.11)	$(0.38)
Net income (loss) per share of Class A common stock - diluted	$0.20	$(0.08)	$(0.11)	$(0.38)

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deposits and pre-acquisition costs	$3,786	$2,955
Land held and land under development	257,814	235,809
Homes completed or under construction	101,206	70,804
Model homes	20,875	12,125
Total	$383,681	$321,693

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of September 30, 2015, the Company had $3.8 million of deposits pertaining to land purchase contracts for 1,318 lots with an aggregate purchase price of approximately $74.8 million, net of deposits. At December 31, 2014, the Company deposits for land purchase contracts aggregated $2.4 million for 925 lots with an aggregate purchase price of $49.6 million, net of deposits. At September 30, 2015 and December 31, 2014, the Company had completed homes included in inventories of approximately $28.0 million and $28.8 million, respectively.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company’s condensed consolidated financial statements of operations and comprehensive income (loss) as related sales are recognized. For the three months ended September 30, 2015 and 2014, the Company incurred interest of approximately $3,070,000 and $701,000, respectively, and for the nine months ended September 30, 2015 and 2014, the Company incurred interest approximately of $8,497,000 and $1,578,000, respectively, which was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest expense capitalized as cost of home inventory	$2,442	$642	$6,877	$1,402
Interest expense capitalized as cost of land inventory	628	59	1,620	176
Total interest expense capitalized	3,070	701	8,497	1,578
Previously capitalized interest expense included in cost of sales - homebuilding	(1,443)	(550)	(3,367)	(2,023)
Previously capitalized interest expense included in cost of sales - land development	—	—	(49)	(3)
Net activity of capitalized interest	1,627	151	5,081	(448)
Capitalized interest expense in beginning inventory	10,753	5,739	7,299	6,338
Capitalized interest expense in ending inventory	$12,380	$5,890	$12,380	$5,890

4.    Fixed Assets, Net

Fixed assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer hardware and software	$1,937	$1,698
Office furniture, equipment and leasehold improvements	831	763
Vehicles	83	79
Total	2,851	2,540
Accumulated depreciation	(1,407)	(969)
Fixed assets, net	$1,444	$1,571

Depreciation expense for the three months ended September 30, 2015 and 2014 was $151,000 and $131,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $438,000 and $315,000, respectively, and is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

5.    Business Combination

Contingent Consideration

The change in estimated fair value of the contingent consideration consisted of the following (in thousands):

Contingent Consideration
Initial fair value, April 10, 2014	$4,644
Balance at September 30, 2014	$4,644

Contingent Consideration
Balance at December 31, 2014	$3,525
Change in fair value	(818)
Balance at September 30, 2015	$2,707

The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon the newly acquired Citizens’ business achievement of various pre-tax net income performance milestones (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The fair value of the contingent consideration of $2.7 million at September 30, 2015 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted net income; (3) risk-free interest rates; (4) volatility of adjusted net income; and (5) the Company’s credit spread. The risk adjusted discount rate for adjusted net income was 13.4% plus the applicable risk-free rate resulting in a combined discount rate ranging from 13.2% to 14.1% over the contingent consideration period. The Company’s volatility rate of 21.3% and a credit spread of 10.7% were applied to forecast adjusted net income over the contingent consideration period. See Note 8 Fair Value Disclosures.

During the third quarter of 2015, the Company revised its estimate of the probable amount of contingent consideration due to Citizens based on projections for various pretax performance milestones required to earn the contingent consideration through the end of the contingent consideration period. As a result, the Company’s contingent consideration liability and general and administrative expense decreased in the accompanying condensed consolidated balance sheet and statement of operations and comprehensive income (loss) by $1,030,000 and $818,000 in the three and nine months ended September 30, 2015, respectively, to reflect the decrease in estimated contingent consideration liability.

Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Beginning Balance	Accumulated Amortization(Use)	Ending Balance	Beginning Balance	Accumulated Amortization (Use)	Ending Balance
Architectural plans	$170	$(52)	$118	$170	$(26)	$144
Land option	583	(420)	163	583	(141)	442
Trademarks and trade names	110	(110)	—	110	(110)	—
	$863	$(582)	$281	$863	$(277)	$586

Amortization expense for the three months ended September 30, 2015 and 2014 related to the architectural plans and trademarks and trade names intangibles was approximately $8,500 and $99,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $26,000 and $183,000, respectively. The architectural plans intangible amortization period is 5.0 years. Amortization expense is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Additionally, land options of $196,000 and $279,000 were used to purchase land and were capitalized to real estate inventories during the three and nine months ended September 30, 2015, as compared to $141,000 for both the three and nine months ended September 30, 2014. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows (in thousands):

December 31,
2015	$8
2016	34
2017	34
2018	34
2019	8
Total	$118

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued expenses	$19,013	$22,281
Contingent consideration	2,707	3,525
Accounts payable	16,003	1,975
Accrued payroll liabilities	1,377	1,443
Warranty reserves (Note 1)	2,312	1,509
Total	$41,412	$30,733

7.    Notes Payable and Senior Notes

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of September 30, 2015 and December 31, 2014, the lenders have not requested, and the Company has not obtained, any such appraisals. As of September 30, 2015, the Company had approximately $187.6 million available in loan commitments of which approximately $92.1 million was available to us. At September 30, 2015 and December 31, 2014, the weighted average interest rate on the Company’s outstanding debt was 6.05% and 6.56%, respectively. Interest rates charged under variable rate debt are based on London Interbank Offered Rates (“LIBOR”) or Prime rate indexes plus a margin rate ranging from 0.25% to 3.75%.

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

As of September 30, 2015, the Company was in compliance with the applicable financial covenants under the Indenture.

Notes payable and Senior notes consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Variable Interest Rate:
Interest rate of 3.94% to 4.19%, payments due through 2015	1,326	20,156
Interest rates of 3.18% to 4.00%, payments due through 2016	50,182	25,239
Interest rate of 3.66% to 4.00%, payments due through 2017	30,800	6,984
Interest rate of 5%, payments due through 2015	1,306	3,990
Interest rate of 5%, payments due through 2017	1,523	—
Interest rate of 5.5%, payments due through 2016	2,804	966

Fixed Interest Rate:
Interest rate of 0%, payments due through 2017	1,935	—
Interest rate of 5%, payments due through 2015	—	1,962
Interest rate of 8%, payments due through 2018	4,000	—
Interest rate of 10%, payments due through 2017	1,604	1,604
Total notes payable	95,480	60,901
Senior notes, net	74,670	74,550
Total notes payable and senior notes	$170,150	$135,451

  At September 30, 2015, principal maturities of notes payable and senior notes for the years ending December 31 are as follows (in thousands):

2015	$2,632
2016	52,987
2017	110,531
2018	4,000
Thereafter	—
Total	$170,150

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

As of September 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2015 and for the year ended December 31, 2014.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes Payable	$95,480	$96,309	$60,901	$62,976
Senior Notes	74,670	79,955	74,550	87,167
Total Debt	$170,150	$176,264	$135,451	$150,143

Estimated Fair Value of Contingent Consideration
The contingent consideration arrangement relating to Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based on achievement of performance milestones over a five year period. The estimated fair value of the contingent consideration of $2.7 million as of September 30, 2015 was estimated based on applying the income approach and a weighted probability of achieving the performance milestones, which are based on Level 3 inputs. See above for a description of the level 3 inputs used in determining fair value of contingent consideration. Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly lower (higher) fair value measurement to our contingent consideration as of September 30, 2015 and December 31, 2014.

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

The number of shares of the Company’s Class A common stock authorized under the LTIP was 1,834,300 shares. To the extent that shares of the Company’s Class A common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of the Company’s Class A common stock generally shall again be available under the LTIP, subject to certain exceptions. As of September 30, 2015, 1,569,866 shares were available for issuance under the LTIP.

On February 26, 2014, the Company granted an aggregate of 58,334 RSUs and 166,081 Options under the LTIP to certain of its executive employees. The RSUs and Options granted were subject to the following vesting schedule: a) 10% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors will vest on the first anniversary of the grant date. The RSUs granted to the Company’s employees during the year ended December 31, 2013 are subject to the following vesting schedule: a) one-third vested on December 31, 2013, b) one-third vested on the first anniversary of the grant date and c) one-third will vest on the second anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors vested on the first anniversary of the grant date. During the three months ended September 30, 2015, no RSUs or Options under the LTIP were granted.

During the three and nine months ended September 30, 2015, 129,668 and 143,148 RSUs vested respectively. During the three and nine months ended September 30, 2015, no RSUs were forfeited. For the three and nine months ended September 30, 2015, zero and 14,961 stock options vested, respectively. During the three and nine months ended September 30, 2015, 71,429 stock options were forfeited.

During the three and nine months ended September 30, 2015, the Company recognized $330,000 and $1.6 million of stock-based compensation expense, respectively, which was included in general and administrative expenses in the accompanying condensed consolidated statement of operations and other comprehensive income (loss). During the three and nine months ended September 30, 2014, the Company recognized $805,000 and $3.0 million of stock based compensation expense, respectively.

The following table summarizes the Options activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2014	149,605	16.20	9.16	—
Options granted	71,429	$8.97	—	—
Options vested	(14,961)	16.20	—	—
Options exercised	—	—	—	—
Options forfeited	(71,429)	8.97	—	—
Outstanding at September 30, 2015	134,644	$16.20	8.40	—

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of September 30, 2015 was $6.71 per share.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of Options during the three month period ended September 30, 2015 were as follows:

Expected term	6.5 years
Expected volatility %	55%
Risk free interest rate %	1.61%
Dividend yield %	—

Options vested and exercisable as of September 30, 2015 were 14,961.

The following table summarizes the RSU activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested at December 31, 2014	190,440	$15.31
Granted	1,237	$7.98
Vested	(143,148)	15.02
Forfeited	—
Non-vested at September 30, 2015	48,529	$15.99

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $1.3 million (net of estimated forfeitures) as of September 30, 2015; approximately $524,000 of the unrecognized compensation costs related to RSUs and $787,000 related to stock options. The expense is expected to be recognized over a weighted average period of 2.4 years for the RSUs and 2.4 years for the Options.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At September 30, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.

The Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that we are developing in Washington State. Recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded at September 30, 2015. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $44.9 million and $38.0 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2019. Rent expense for the nine months ended September 30, 2015 and 2014 was approximately $935,000 and $830,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2015	$272
2016	943
2017	945
2018	883
2019	359
Thereafter	159
Total	$3,561

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

Financial information relating to reportable segments is as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Revenues	Gross Margin	Revenues	Gross Margin	Revenues	Gross Margin	Revenues	Gross Margin
Homebuilding
West	$51,464	$10,478	$26,275	$3,920	$120,438	$22,589	$93,027	$15,989
Southeast	18,820	2,801	8,811	1,321	43,267	6,372	17,515	2,832
Homebuilding	70,284	13,279	35,086	5,241	163,705	28,961	110,542	18,821
Land development (a)	1,116	400	20,264	4,185	3,156	892	32,513	7,047
Corporate and unallocated (b)	2,272	313	400	48	5,060	697	1,918	237
Total	$73,672	$13,992	$55,750	$9,474	$171,921	$30,550	$144,973	$26,105

(a) Land development operations for all the periods presented were in the West region.

(b) Corporate and unallocated includes revenues from construction management services which relate to the Citizens Acquisition and is not attributable to the homebuilding and land development operations.

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

Reconciliation to net income (loss) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross margin	$13,992	$9,474	$30,550	$26,105
Sales and marketing	4,692	3,486	13,246	9,807
General and administrative	5,539	6,737	19,311	19,917
Income (loss) from operations	3,761	(749)	(2,007)	(3,619)
Other income, net	45	17	177	103
Net income (loss)	$3,806	$(732)	$(1,830)	$(3,516)

Total assets for each of our reportable and geographic segments at September 30, 2015 and December 31, 2014, are shown in the table below (in thousands):

	September 30, 2015	December 31, 2014
Homebuilding
West	$249,242	$218,902
Southeast	53,059	47,004
Homebuilding	302,301	265,906
Land development (c)	81,379	55,787
Corporate and unallocated (d)	37,540	55,758
Total	$421,220	$377,451

(c) Land development operations for all the periods presented were in the West region.

(d) Corporate and unallocated assets primarily include cash and cash equivalents which are maintained centrally and used according to the cash flow requirements of all reportable segments.

12.    Noncontrolling interest

As of September 30, 2015, the Company holds a 43.1% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost.

The beginning and ending balance at September 30, 2015 of the noncontrolling interest was calculated as follows (in thousands):

Beginning balance of noncontrolling interest at December 31, 2014	$124,012
Loss attributable to noncontrolling interest	(961)
Stock-based compensation attributable to noncontrolling interest	898
Stock issuance attributable to noncontrolling interest	(211)
Distribution to noncontrolling interest	(981)
Ending balance of noncontrolling interest at September 30, 2015	$122,757

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

Overview

We are a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina and Tennessee. As of September 30, 2015, we owned or controlled (through executed purchase or option contracts) a total of approximately 4,568 residential lots in our West Operating Segment and approximately 1,669 lots in our Southeast Operating Segment. As of September 30, 2015, our property portfolio consisted of 90 communities in 42 cities in California, Washington State, North Carolina, South Carolina and Tennessee. We have homebuilding and land development reportable segments in our West Operating Segment and a homebuilding reportable segment in our Southeast Operating Segment.

During the three and nine months ended September 30, 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high affordability and improving employment in core metro areas. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets. Furthermore, the local economies in larger metropolitan areas are lagging relative to employment growth.

Individual markets continue to experience varying results, as numerous factors can affect the performance of a particular market; however, we believe that trends in employment, housing inventory, home affordability, interest rates and home prices have a particularly significant impact. We expect that these factors will affect our operating performance and community count. Trends in employment, housing inventory, home affordability, interest rates and home prices are the principal factors that impact our revenues and many of our costs and expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the nine months ended September 30, 2015 reflect our continued emphasis on growing our homebuilding operations, as evidenced by an increase in the number of average selling communities from 22 to 27, and a $53.2 million, or approximately 48%, increase in homebuilding revenue, as compared to the nine months ended September 30, 2014. For the three months ended September 30, 2015, the average number of selling communities increased to 28 from 27 and homebuilding revenue increased by $35.2 million, or approximately 100%, as compared to the three months ended September 30, 2014. Our backlog at September 30, 2015 of $120.8 million was $82.0 million higher than our $38.9 million backlog at September 30, 2014. We delivered 202 homes during the third quarter of 2015, as compared to 111 homes during the same period during 2014, and our average selling price of homes increased to approximately $348,000 during the third quarter of 2015, as compared to approximately $316,000 during the third quarter of 2014.

Our land development segment, on the other hand, saw reduced activity during the third quarter of 2015, as revenue from land development for the three months ended September 30, 2015 was $1.1 million as compared to $20.3 million for the three months ended September 30, 2014.

Our consolidated net income was $3.8 million for the three months ended September 30, 2015, as compared to a net loss of $0.7 million for the three months ended September 30, 2014.

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

Our total lots owned decreased by 349 lots since December 31, 2014. During the third quarter of 2015, we continued to focus our efforts on community openings, management of our existing communities across all of our geographies, and realizing operating efficiencies in our regional operations and in our corporate office.

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

Results of Operations - Three Months Ended September 30, 2015 and 2014

Consolidated Financial Data

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Revenue:			—
Homebuilding	$70,284	$35,086	$35,198
Land development	1,116	20,264	(19,148)
Other	2,272	400	1,872
Total	73,672	55,750	17,922
Cost of Sales:
Home Building	57,006	29,845	27,161
Land Development	716	16,079	(15,363)
Other	1,958		1,606
Gross Margin	13,992	9,474	4,518
Expenses:
Sales and marketing	4,692	3,486	1,206
General and administrative	5,539	6,737	(1,198)
Income from operations	3,761	(749)	4,510
Other income (expense)	45	17	28
Net income (loss)	$3,806	$(732)	$4,538

Select Operating Metrics

	Three Months Ended September 30,
	2015	2014	Change
Net new home orders (1)	216	102	114
Cancellation rate (2)	14.7%	15.0%	(0.3)%
Average selling communities during period (3) (a)	28	27	1

	September 30,
	2015	2014	Change
Selling communities at end of period (a)	28	28	—
Backlog (4) (in thousands)	$120,834	$38,870	$81,964
Backlog (4) (units)	288	115	173
Average sales price of backlog (in thousands)	$420	$338	$82

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

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

(a) Active Selling Communities as of September 30, 2015 consists of those communities where we have more than 15 homes remaining to sell. Prior period community count includes all communities that were active selling homes.

The increase in net new home orders was primarily due increased absorption and to a lesser extent to having 28 average selling communities during the three months ended September 30, 2015 as compared to 27 during the three months ended September 30, 2014. The increase in the number of new home orders was attributable to the increase in backlog (units) for the three month period ended September 30, 2015, as compared to the similar period during 2014.

We had 28 selling communities at September 30, 2015 and at September 30, 2014. Our backlog value increased by $82.0 million at September 30, 2015, as compared to September 30, 2014. The increase was due to 173 more home sales contracts at September 30, 2015, as compared to September 30, 2014, and an $82,000 increase in average sales price of homes under sales contract, due to the regional mix of homes. Our cancellation rate for the three months ended September 30, 2015 was 14.7%, as compared to 15.0% for the three months ended September 30, 2014.

Owned and Controlled Lots

As of September 30, 2015 and December 31, 2014, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,237 and 6,368 lots, respectively, as set forth in the tables below:

	September 30, 2015
	Owned	Controlled (1)	Total
West	4,153	415	4,568
Southeast	941	728	1,669
Total	5,094	1,143	6,237

	December 31, 2014
	Owned	Controlled (1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$70,284	$35,086	$35,198	100.3%
Homes delivered (units)	202	111	91	82.0%
Average selling price	$348	$316	$32	10.1%
Average cost of sales	$282	$269	$13	4.8%

Land development
Revenue	$1,116	$20,264	$(19,148)	(94.5)%
Lots sold (units)	—	197	(197)	(100.0)%
Average selling price	$—	$103	$(103)	(100.0)%
Average cost of sales	$—	$82	$(82)	(100.0)%

Other revenue
Revenue	$2,272	$400	$1,872	468.0%

Total revenue	$73,672	$55,750	$17,922	32.1%

Total revenue for the three months ended September 30, 2015 increased by $17.9 million, or 32.1%, to $73.7 million, as compared to $55.8 million for the three months ended September 30, 2014. The increase in revenue was primarily the result of increased home deliveries which was partially offset by a reduction of revenue from land development , as compared the same period last year.

Homebuilding Revenue

Revenue from homebuilding for the three months ended September 30, 2015 increased by $35.2 million, or 100.3%, to $70.3 million, as compared to $35.1 million for the three months ended September 30, 2014. The increase was primarily the result of an increase in the number of homes delivered to 202 during the 2015 period, as compared to 111 homes during the 2014 period, in addition to an increase in the average selling price of homes to approximately $348,000 during the 2015 period, as compared to approximately $316,000 during the 2014 period. Of this revenue increase, $28.8 million was related to increased units delivered and $6.5 million related to a increase in average selling price. The increase in average selling price during the 2015 period was primarily the result of a relative increase of deliveries at communities located in areas with higher home prices.

Land Development Revenue

Revenue from land development for the three months ended September 30, 2015 decreased by $19.1 million, or 94.5%, as compared to $20.3 million for the three months ended September 30, 2014. While we did not sell any finished lots during the 2015 period, as compared to 197 finished and entitled lots during the 2014 period, we did recognize revenue as a result of partially satisfying certain performance obligations related to a land sale from a prior period. As such, we were able to recognize a portion of previously deferred revenue of $1.1 million.

Other Revenue

Other revenue for the three months ended September 30, 2015 and 2014 was approximately $2.3 million and $0.4 million, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts, which is conducted in our Southeast operations.

Gross Margin and Adjusted Gross Margin

	Three Months Ended September 30,
	2015	%	2014	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$73,672	100.0%	$55,750	100.0%
Cost of Sales	59,680	81.0%	46,276	83.0%
Gross Margin	13,992	19.0%	9,474	17.0%
Add: interest in cost of sales	1,443	2.0%	550	1.0%
Add: impairment and abandonment charges	144	0.2%	—	—%
Adjusted Gross Margin(1)	$15,579	21.1%	$10,024	18.0%
Consolidated Gross margin percentage	19.0%		17.0%
Consolidated Adjusted gross margin percentage	21.1%		18.0%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$70,284	100.0%	$35,086	100.0%
Cost of home sales	57,006	81.1%	29,845	85.1%
Homebuilding gross margin	13,278	18.9%	5,241	14.9%
Add: interest in cost of home sales	1,443	2.1%	550	1.6%
Add: impairment and abandonment charges	119	0.2%	—	—%
Adjusted homebuilding gross margin(1)	$14,840	21.1%	$5,791	16.5%
Homebuilding gross margin percentage	18.9%		14.9%
Adjusted homebuilding gross margin percentage	21.1%		16.5%

Land Development Adjusted Gross Margin
Land development revenue	$1,116	100.0%	$20,264	100.0%
Cost of land development	716	64.2%	16,079	79.3%
Land development gross margin	400	35.8%	4,185	20.7%
Add: interest in cost of land development	—	—%	—	—%
Add: Impairment and abandonment charges	25	2.2%	—	—%
Adjusted land development gross margin(1)	$425	38.1%	$4,185	20.7%
Land development gross margin percentage	35.8%		20.7%
Adjusted land development gross margin percentage	38.1%		20.7%

Other Revenue Gross and Adjusted Margin
Revenue	$2,272	100.0%	$400	100.0%
Cost of revenue	1,958	86.2%	352	88.0%
Other revenue gross and adjusted margin	$314	13.8%	$48	12.0%
Other revenue gross and adjusted margin percentage	13.8%		12.0%
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

The increase in our homebuilding gross margin percentage was primarily due to decreased cost of sales-homebuilding during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decreased cost of sales-homebuilding during the three month period in 2015 over the prior year period was primarily attributable to a change in the mix of selling communities period over period, as our current portfolio of selling communities had a relatively lower cost basis than the homes we sold during the 2014 period despite higher interest costs.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	(In thousands)		As a percentage of Total Revenue
	2015	2014	2015	2014
Sales and marketing	$4,692	$3,486	6.4%	6.3%
General and administrative	5,539	6,737	7.5%	12.1%
Total sales and marketing and general and administrative	$10,231	$10,223	13.9%	18.3%

Sales and marketing expense for the three months ended September 30, 2015 increased approximately $1.2 million, or 34.6%, to approximately $4.7 million, as compared to approximately $3.5 million for the same period in 2014. The increase in sales and marketing expense was primarily attributable to a 82.0% increase in the number of homes delivered and a 3.7% increase in the average number of selling communities for the three months ended September 30, 2015, as compared to the same period in 2014. As a percentage of total revenue, sales and marketing expense of 6.4% during the three months ended September 30, 2015, increased from 6.3% for the comparable prior year period.

General and administrative (“G&A expense”) for the three months ended September 30, 2015 decreased by approximately $1.2 million to $5.5 million, as compared to $6.7 million for the same period in 2014. The decrease in G&A expense was largely the result of a decrease in RSU expense due to vesting of awards granted during the IPO in 2013. As of September 30, 2015, office headcount increased to 140 employees from 120 employees a year ago. As a percentage of total revenue, G&A expenses decreased to 7.5% during the three month period ended September 30, 2015, as compared to 12.1% for the same period in 2014 due, in part, to a reduction of expenses and an increase in total revenue in the 2015 period relative to the same period last year.

Provision for Income Taxes

As a result of the analysis of all available evidence as of September 30, 2015 and 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the three month periods ended September 30, 2015 and 2014. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net income for the three month period ended September 30, 2015 was $3.8 million, as compared to a net loss of $0.7 million for the prior year period. The net income attributable to UCP, Inc. was $1.6 million, or $0.21 per basic share, or $0.20 per diluted share, for the three month period ending September 30, 2015, and the net loss attributable to UCP, Inc. was $0.7 million, or $0.08 per share for the three month period ended September 30, 2014.

Reporting Segments

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations to ensure that resources were appropriately allocated. Based on this evaluation, the Company has classified its operating activities into two geographical regions, West and Southeast. As such, all segment information for the period ended September 30, 2014 is shown under the West homebuilding and land development reportable segments. See Note 11 “Segment Information” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents financial information related to reporting segments for the year indicated (in thousands):

	Three Months Ended September 30,			Three Months Ended September 30,
	September 30, 2015			September 30, 2014
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$51,464	$10,478	20.4%	$26,275	$3,920	14.9%
Southeast	18,820	2,801	14.9%	8,811	1,321	15.0%
Homebuilding	70,284	13,279	18.9%	35,086	5,241	14.9%
Land development (a)	1,116	400	35.8%	20,264	4,185	20.7%
Corporate and unallocated (b)	2,272	313	13.8%	400	48	12.0%
Total	$73,672	$13,992	19.0%	$55,750	$9,474	17.0%

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

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding operations by our operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the three months ended	(in thousands)
September 30, 2015
West	$51,464	73.2%	120	59.4%	$429
Southeast	18,820	26.8%	82	40.6%	$230
Total	$70,284	100.0%	202	100.0%	$348

September 30, 2014
West	$26,275	74.9%	70	63.1%	$375
Southeast	8,811	25.1%	41	36.9%	$215
Total	$35,086	100%	111	100.0%	$316

For the quarter ended September 30, 2015, our West Operating Segment accounted for approximately 73.2% of our total homebuilding revenue, compared to our Southeast Operating Segment which accounted for approximately 26.8% of our total homebuilding revenue. This was caused mainly by the higher number of homes delivered in the West Operating Segment, as compared to the Southeast Operating Segment which was added after September 30, 2014 as a result of our Citizens Acquisition. Additionally, the average selling price for the homes sold in the West was higher than in the Southeast. Prior to the April 2014 Citizens Acquisition, all homebuilding revenues were attributed to our West Operating Segment.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations where all revenue was attributed to our West Operating Segment. There were no land sales in our Southeast Operating Segment.

	Land development Revenue	Lots sold
Three months ended September 30, 2015
West	$1,116	—
Southeast	—	—
Total	$1,116	—

Three months ended September 30, 2014
West	$20,264	197
Southeast	—	—
Total	$20,264	197

Results of Operations - Nine Months Ended September 30, 2015 and 2014

Consolidated Financial Data

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Revenue:
Homebuilding	$163,705	$110,542	$53,163
Land development	3,156	32,513	(29,357)
Other	5,060	1,918	3,142
Total	171,921	144,973	26,948
Cost of Sales:
Home Building	134,744	91,721	43,023
Land Development	2,264	25,466	(23,202)
Other	4,363	1,681	2,682
Gross Margin	30,550	26,105	4,445
Expenses:
Sales and marketing	13,246	9,807	3,439
General and administrative	19,311	19,917	(606)
Income from operations	(2,007)	(3,619)	1,612
Other income (expense)	177	103	74
Net income (loss)	$(1,830)	$(3,516)	$1,686

Select Operating Metrics

	Nine Months Ended September 30,
	2015	2014	Change
Net new home orders (1)	676	319	357
Cancellation rate (2)	10.1%	8.9%	1.2%
Average selling communities during period (3) (a)	27	22	5

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(a) Active Selling Communities as of September 30, 2015 consists of those communities where we have more than 15 homes remaining to sell. Prior period community count includes all communities that were active selling homes.

The increase in net new home orders was primarily due to having 27 average selling communities during the nine months ended September 30, 2015, as compared to 22 during the nine months ended September 30, 2014. The increase in the number of new home orders was attributable to the increase in backlog (units) for the nine month period ended September 30, 2015, as compared to the similar period during 2014.

Our cancellation rate for the nine months ended September 30, 2015 was 10.1%, as compared to 8.9% for the nine months ended September 30, 2014.

Revenue

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$163,705	$110,542	$53,163	48.1%
Homes delivered (units)	478	301	177	58.8%
Average selling price	$342	$367	$(25)	(6.7)%
Average cost of sales	$282	$305	$(23)	(7.5)%

Land development
Revenue	$3,156	$32,513	$(29,357)	(90.3)%
Lots sold (units)	114	348	(234)	(67.2)%
Average selling price	$18	$93	$(75)	(80.3)%
Average cost of sales	$20	$82	$(62)	(75.6)%

Other revenue
Revenue	$5,060	$1,918	$3,142	163.8%

Total revenue	$171,921	$144,973	$26,948	18.6%

Total revenue for the nine months ended September 30, 2015 increased by $26.9 million, or 18.6%, to $171.9 million, as compared to $145.0 million for the nine months ended September 30, 2014. The increase in revenue was primarily the result of increased home deliveries during the 2015 period attributable to several factors, including an increased number of selling communities and favorable sales pace at certain of those communities. The increase in total revenue was moderated by a decrease in land development revenue, as more fully described below.

Homebuilding Revenue

Revenue from homebuilding for the nine months ended September 30, 2015 increased by $53.2 million, or 48.1%, to $163.7 million, as compared to $110.5 million for the nine months ended September 30, 2014. The increase was primarily the result of an increase in the number of homes delivered to 478 during the 2015 period, as compared to 301 during the 2014 period, partially offset by a decrease in the average selling price of homes to approximately $342,000 during the 2015 period, as compared to approximately $367,000 during the 2014 period. Increased unit deliveries resulted in incremental revenue of approximately $65.0 million, which was partially offset by $12.0 million related to a decrease in average selling price. The decrease in average selling price during the 2015 period was primarily the result of a relative increase of deliveries at communities located in areas with lower home prices.

Land Development Revenue

Revenue from land development for nine months ended September 30, 2015 decreased by $29.4 million, or 90.3%, as compared to $32.5 million for the nine months ended September 30, 2014. While the decrease was primarily attributable to a decrease in the number of lots sold to 114 during the 2015 period, as compared to 348 lots during the 2014 period, the decrease was additionally impacted by lower selling prices of the lots sold during the 2015 period, as compared to the 2014 period.

Other Revenue

Other revenue for the nine months ended September 30, 2015 and 2014 was approximately $5.1 million and $1.9 million, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts, which is conducted in our Southeast operations.

Gross Margin and Adjusted Gross Margin

	Nine Months Ended September 30,
	2015	%	2014	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$171,921	100.0%	$144,973	100.0%
Cost of Sales	141,371	82.2%	118,868	82.0%
Gross Margin	30,550	17.8%	26,105	18.0%
Add: interest in cost of sales	3,416	2.0%	2,026	1.8%
Add: impairment and abandonment charges	146	0.1%	173	0.1%
Adjusted Gross Margin(1)	$34,112	19.8%	$28,304	19.5%
Consolidated Gross margin percentage	17.8%		18.0%
Consolidated Adjusted gross margin percentage	19.8%		19.5%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$163,705	100.0%	$110,542	100.0%
Cost of home sales	134,744	82.3%	91,721	83.0%
Homebuilding gross margin	28,961	17.7%	18,821	17.0%
Add: interest in cost of home sales	3,367	2.1%	2,023	1.8%
Add: impairment and abandonment charges	119	—%	—	—%
Adjusted homebuilding gross margin(1)	$32,328	19.7%	$20,844	18.9%
Homebuilding gross margin percentage	17.7%		17.0%
Adjusted homebuilding gross margin percentage	19.7%		18.9%

Land Development Adjusted Gross Margin
Land development revenue	$3,156	100.0%	$32,513	100.0%
Cost of land development	2,264	71.7%	25,466	78.3%
Land development gross margin	892	28.3%	7,047	21.7%
Add: interest in cost of land development	49	1.6%	3	—%
Add: Impairment and abandonment charges	146	4.6%	173	0.5%
Adjusted land development gross margin(1)	$1,087	34.4%	$7,223	22.2%
Land development gross margin percentage	28.3%		21.7%
Adjusted land development gross margin percentage	34.4%		22.2%

Other Revenue Gross and Adjusted Margin
Revenue	$5,060	100.0%	$1,918	100.0%
Cost of revenue	4,363	86.2%	1,681	87.6%
Other revenue gross and adjusted margin	$697	13.8%	$237	12.4%
Other revenue gross and adjusted margin percentage	13.8%		12.4%
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

The increase in our homebuilding gross margin percentage was primarily due to decreased cost of sales-homebuilding during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decreased cost of sales-homebuilding during the nine month period in 2015 over the prior year period was primarily attributable a change in the mix of selling communities period over period, as our current portfolio of selling communities had a relatively lower cost basis than the homes we sold during the 2014 period, despite higher interest costs. With the exclusion of the interest costs in the adjusted homebuilding gross margin percentage, the increase in the gross margin percentage over the comparable period last year was 0.07%.

The increase in our land development gross margin percentage for the nine months ended September 30, 2015, as compared to the same period in 2014 was primarily attributable to the decreased cost of land sold during the period. The decreased cost of land development was primarily attributable to a lower cost basis in the lots we sold during the 2015 period. With the exclusion of the interest and abandonment charges in the adjusted gross margin percentage, our adjusted land development gross margin percentage increased to 34.4% from 22.2% period-over-period.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	(In thousands)		As a percentage of Total Revenue
	2015	2014	2015	2014
Sales and marketing	$13,246	$9,807	7.7%	6.8%
General and administrative	19,311	19,917	11.2%	13.7%
Total sales and marketing and general and administrative	$32,557	$29,724	18.9%	20.5%

Sales and marketing expense for the nine months ended September 30, 2015 increased approximately $3.4 million, or 35.1%, to approximately $13.2 million, as compared to approximately $9.8 million for the same period in 2014. The increase in sales and marketing expense was primarily attributable to a 58.8% increase in the number of homes delivered and a 22.7% increase in the average number of selling communities for the nine months ended September 30, 2015, as compared to the same period in 2014. These increases also led to an increase in the headcount of sales and marketing personnel. As a percentage of total revenue, sales and marketing expense of 7.7% during the nine months ended September 30, 2015, increased from 6.8% for the comparable prior year period.

G&A expense for the nine months ended September 30, 2015 decreased by approximately $0.6 million to $19.3 million , as compared to $19.9 million for the same period in 2014. The decrease in G&A expense was the result of a decrease in RSU expense and consulting fees as compared to the same period in 2014. As of September 30, 2015, office headcount increased to 140 employees, as compared to 120 as of September 30, 2014. As a percentage of total revenue, G&A expenses decreased to 11.2% during the nine months ended September 30, 2015, as compared to 13.7% for the same period in 2014 due to a higher revenue base in the 2015 period relative to the decrease in G&A expense.

Provision for Income Taxes

As a result of the analysis of all available evidence as of September 30, 2015 and 2014, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for the nine month period ended September 30, 2015and 2014. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net loss for the nine month period ended September 30, 2015 was $1.8 million, as compared to a net loss of $3.5 million for the prior year period. The net loss attributable to UCP, Inc. was $0.9 million, or $0.11 per share, for the nine month period ended September 30, 2015, and $3.0 million, or $0.38 per share for the nine month period ended September 30, 2014.

Reporting Segments

As a result of the Citizens Acquisition in April 2014, the Company evaluated the ongoing management of its homebuilding and land development operations. Based on this evaluation, the Company has classified its operating activities into two geographical regions, West and Southeast. As such, all segment information for the period ended September 30, 2014 is shown under the West homebuilding and land development reportable segments. See Note 11 “Segment Information” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents financial information related to reporting segments for the year indicated (in thousands):

	Nine Months Ended September 30,			Nine Months Ended September 30,
	September 30, 2015			September 30, 2014
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$120,438	$22,589	18.8%	$93,027	$15,989	17.2%
Southeast	43,267	6,372	14.7%	17,515	2,832	16.2%
Homebuilding	163,705	28,961	17.7%	110,542	18,821	17.0%
Land development (a)	3,156	892	28.3%	32,513	7,047	21.7%
Corporate and unallocated (b)	5,060	697	13.8%	1,918	237	12.4%
Total	$171,921	$30,550	17.8%	$144,973	$26,105	18.0%

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

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding operations by our operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the Nine months ended	(in thousands)
September 30, 2015
West	$120,438	73.6%	283	59.2%	$426
Southeast	43,267	26.4%	195	40.8%	$222
Total	$163,705	100.0%	478	100.0%	$348

September 30, 2014
West	$93,027	84.2%	223	74.1%	$417
Southeast	17,515	15.8	78	25.9%	$225
Total	$110,542	100.0%	301	100.0%	$367

For the nine months ended September 30, 2015, our West Operating Segment accounted for approximately 73.6% of our total homebuilding revenue, compared to our Southeast Operating Segment which accounted for approximately 26.4% of our total homebuilding revenue. This was caused mainly by the higher number of homes delivered in the West Operating Segment, as compared to the Southeast Operating Segment which was added after September 30, 2014 as a result of our Citizens Acquisition. Additionally, average selling price for the homes sold in the West was higher than in the Southeast. Prior to 2014, all homebuilding revenues were attributed to our West Operating Segment.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations where all revenue was attributed to our West Operating Segment. There were no land sales in our Southeast Operating Segment.

	Land development Revenue	Lots sold
Nine months ended September 30, 2015
West	$3,156	114
Southeast	—	—
Total	$3,156	114

Nine months ended September 30, 2014
West	$32,513	348
Southeast	—	—
Total	$32,513	348

Liquidity and Capital Resources

Our principal uses of capital for the three and nine months ended September 30, 2015 were funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity were cash on hand, cash provided by operations and cash provided by financing activities (such as mortgage financing, and construction and development financing). As of September 30, 2015, we had approximately $22.6 million of cash and cash equivalents.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding. For a description of our outstanding indebtedness as of September 30, 2015, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.

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
As set forth below, as of September 30, 2015, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Consolidated Tangible Assets Test and the Minimum Liquidity Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

	As of September 30, 2015	Requirement
	(In thousands)
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$406,287
Consolidated Tangible Assets subject to Liens (1)	$239,236
Consolidated Tangible Assets not subject to Liens (1)	$167,051	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$406,287
Total Indebtedness	$170,150
Net Worth	$236,137	≥ $ 175,000

Minimum Liquidity Test
Unrestricted cash and Cash Equivalents	$22,606	≥ $ 15,000

	(In thousands)
Consolidated Tangible Assets Test		Requirement
Consolidated Tangible Assets as of September 30, 2015	$406,287
Consolidated Tangible Assets as of January 1, 2015	$363,726
Increase in Consolidated Tangible Assets during 2015 (2)	$42,561	Δ ≤ ($25,000)

Consolidated Tangible Assets as of September 30, 2015	$406,287
Consolidated Tangible Assets as of October 21, 2014	$293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (2) (3)	$112,503	Δ ≤ ($50,000)

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
In addition, (i) as of September 30, 2015 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended September 30, 2015 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended September 30, 2015 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

 We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At September 30, 2015	At December 31, 2014
Debt	$170,150	$135,451
Equity	209,658	211,267
Total capital	$379,808	$346,718
Ratio of debt-to-capital	44.8%	39.1%
Debt	$170,150	$135,451
Less: cash and cash equivalents	22,606	42,033
Net debt	147,544	93,418
Equity	209,658	211,267
Total capital	$357,202	$304,685
Ratio of net debt-to-capital(1)	41.3%	30.7%

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

Cash Flows - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following compares our cash flows for the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

•
Net cash used in operating activities was $16.9 million lower compared to the prior year period. The decreased net use was primarily due to a $12.1 million decrease in cash used for real estate inventory, an incremental net loss adjusted for non-cash items of $2.3 million, an increase of $2.7 million in cash used to pay accounts payable and accrued liabilities and an increase of $2.7 million in cash used for other asset purchases.

•
Net cash used in investing activities decreased by $14.7 million due to the Citizens acquisition in the prior year period. Investing activities also decreased by $477,000 in cash used to purchase fixed assets.

•	Net cash provided by financing activities increased by $6.1 million which primarily resulted from an increase in net borrowings.

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

As of September 30, 2015, we had outstanding $3.8 million of cash deposits pertaining to purchase contracts for 1,318 lots with an aggregate remaining purchase price of approximately $74.8 million.

As of September 30, 2015, the Company had approximately $187.6 million of credit available under existing debt facilities, of which approximately $92.1 million was available to be drawn. For additional information, see Note 7, “Debt” to our condensed consolidated financial statements included elsewhere in this report.

We are often required to provide to various municipalities and other government agencies performance bonds to secure the completion of our projects and/or in support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of September 30, 2015 and December 31, 2014, we had outstanding surety bonds totaling approximately $44.9 million and $38.0 million, respectively. If any such performance bonds are called, we would be obligated to reimburse the issuer of the performance bond. We do not believe that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. As of September 30, 2015, approximately $88 million of our indebtedness was subject to variable interest rates. If interest rates on our variable debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $88,000, respectively. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the three months ended September 30, 2015. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UCP, Inc.

Date:	November 9, 2015	By:	/s/	William J. La Herran

William J. La Herran
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)