Form 10-K
period 2015-12-31
UCP, Inc.
filed 2016-03-14
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2015
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
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

At June 30, 2015, the aggregate market value of shares of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2015) was $59.8 million, which excludes shares of Class A common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s Class A common stock outstanding at June 30, 2015. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.
On March 10, 2016, the registrant had 8,025,591 shares of Class A common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  We expect to file our Proxy Statement within 120 days after December 31, 2015.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks, uncertainties and assumptions. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial or operating performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates, consumer sentiment and inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	disruptions in the availability of mortgage financing or increases in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays or restrictions in land development or home construction or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses, which may increase disproportionately to our revenue;

•	our ability to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

You are cautioned not to place undue reliance on forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the "Risk Factors" in this Annual Report on Form 10-K. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

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

Our Company

The Company is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales. We operate in the states of California, Washington, North Carolina, South Carolina, and Tennessee. We design, construct and sell high quality single-family homes through Benchmark Communities, LLC (“Benchmark Communities”), our wholly owned homebuilding subsidiary. Prior to completion of our IPO, we operated as a wholly owned subsidiary of PICO Holdings, Inc. ("PICO"), a NASDAQ-listed, diversified holding company. Subsequent to our IPO, PICO holds a majority of the voting power of UCP, Inc. and of the economic interests of UCP, LLC, the subsidiary through which we operate our business under the name UCP. As of December 31, 2015, PICO owned 56.9% of the economic interests of UCP, LLC and UCP, Inc. owned 43.1% of the economic interests of UCP, LLC.

In California, we primarily operate in the Central Valley area (Fresno and Madera counties), the Monterey Bay area (Monterey County), the South San Francisco Bay area (Santa Clara and San Benito counties) and in Southern California (Los Angeles, Ventura and Kern counties). In Washington State, we operate in the Puget Sound area (King, Snohomish, Thurston and Kitsap counties). In North Carolina, South Carolina and Tennessee, our operations are predominantly in the Charlotte, Myrtle Beach and Nashville markets. We believe that these areas have attractive residential real estate investment characteristics, such as favorable long-term population demographics, a demand for single-family housing that often exceeds available supply, large and growing employment bases, and the ability to generate above-average returns. We continue to experience significant homebuilding and land development opportunities in our current markets and are evaluating potential expansion opportunities in other markets that we believe have attractive long-term investment characteristics.

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

As of December 31, 2015, we owned or controlled 5,878 lots, providing us with significant lot supply, which we believe will support our business strategy for a multi-year period. We believe that our sizable inventory of well-located land provides us with a significant opportunity to develop communities and design, construct and sell homes under our Benchmark Communities brand. While we expect to opportunistically sell select residential lots to third-party homebuilders when we believe it will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute our primary means of generating revenue growth for the foreseeable future. As of December 31, 2015, we had 426 homes in inventory which includes 292 homes under construction and 134 completed homes. Of the 292 homes under construction we have seven model homes, 129 homes available for sale ("specs"), and 156 homes sold. Of the 134 completed homes in inventory, we have 51 model homes, 48 specs, and 35 homes sold.

When acquiring real estate assets, we focus on seeking maximum long-term risk-adjusted returns. Our underwriting and operating philosophies emphasize capital preservation, risk identification and mitigation, and risk-adjusted returns. Our operations have resulted in consolidated gross margin percentages of 18.5%, 17.4% and 23.1% for the years ended December 31, 2015, 2014 and

2013, respectively; and consolidated adjusted gross margin percentages of 20.9%, 19.0% and 24.7% for the years ended December 31, 2015, 2014 and 2013, respectively. Consolidated adjusted gross margin percentages are non-U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures. For a discussion of consolidated adjusted gross margin, how we use this measure to manage our business and a reconciliation of these percentages to the most comparable U.S. GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

We seek to mitigate our exposure to market downturns and capitalize on market upturns through the following key strategies:

•
identifying and regularly reviewing the risks associated with our assets and business, including market, entitlement and environmental risks, and structuring transactions to minimize the impact of those risks;

•	maintaining high quality in our construction activities;

•	maintaining a strong balance sheet, using a prudent amount of leverage;

•	leveraging our purchasing power and controlling costs;

•	attracting highly experienced professionals and encouraging them to maintain a deep understanding and ownership of their respective disciplines;

•	maintaining a strong corporate culture that is based on our core values including integrity, honesty, transparency, innovation, quality and excellence; and

•	maintaining rigorous supervision over our operations.

Segments

The Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments and land development reportable segments in the West and Southeast.

For a more detailed description of and financial information about our segments, see Note 12, "Segment Information" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Homebuilding Operations

We build homes through our wholly owned homebuilding subsidiary, Benchmark Communities, LLC. Benchmark Communities operates under the principle that “Everything Matters!” This principle underlies all phases of our new home process including planning, design, construction, sales and the customer experience. We are diversified by product offering, which we believe reduces our exposure to any particular market or customer segment. We decide to target specific and identifiable buyer segments by project and geographic market, in part dictated by each particular asset, its location, topography and competitive market positioning, and the amenities of the surrounding area and the community in which it is located.

We believe our customers look for distinctive new homes; accordingly, we design homes in thoughtful and creative ways to create homes that we expect buyers will find highly desirable. We seek to accomplish this by collecting and analyzing information about the characteristics of our target buyer segments and incorporating our analysis into new home designs. We source information about our target buyer segments from our experience selling new homes and through market research that enables us to identify design preferences that we believe will appeal to our customers. We target diverse buyer segments, including first-time buyers, first-time move-up buyers, second-time move-up buyers and active-adult buyers. Most of our communities target multiple buyer segments, enabling us to seek increased sales pace and reduce our dependence on any single buyer segment.

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

Customer Experience

We seek to make the home buying experience friendly, effective and efficient. Our integrated quality assurance and customer care functions assign the same personnel at each community the responsibility for monitoring quality control and managing the customer experience. As a standard practice, we seek to communicate with each homeowner multiple times during their first two years of ownership in an effort to ensure satisfaction with their new home. Additionally, we monitor the effectiveness of our customer experience efforts with third-party surveys that measure our home buyers’ perception of the quality of our homes and the responsiveness of our customer service. Our customer experience program seeks to optimize customer care in terms of availability, response time and effectiveness, and we believe that it reduces our exposure to future liability claims. We believe that our continuing commitment to quality and the customer experience provides a compelling value proposition for prospective home buyers and reduces our exposure to long-term construction defect claims.

Homebuilding, Marketing and Sales Process

We realize that homebuilding is a local business. As a result, we focus on the unique characteristics of each market. In our West homebuilding segment, consistent with local market custom, we typically release for sale and construct homes in phases of four to twelve homes based upon projected sales rates. In our Southeast homebuilding segment, consistent with local market custom, we typically release homes for sale in phases of eight to twenty lots allowing customers to select a specific home on their chosen lot.

In both homebuilding segments, we adhere to an “even flow” construction methodology that allows us to standardize the timing of new home starts in order to reduce labor and material costs and administrative inefficiencies in the construction process. Our even-flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs. Our even flow method provides us enhanced visibility, oversight, and control of the production process, and allows us to more effectively manage our working capital accounts.

We routinely monitor and actively manage our even flow production process to align with prevailing and expected future unit absorption trends. In the event our inventory builds faster than homes are sold, we will typically halt construction when homes are structurally complete, but prior to the selection of certain amenities, such as flooring and counter tops, until we have entered a sales contract and received a non-refundable customer deposit. This process allows us to reduce the amount of capital invested in our inventory of homes until homes are under contract and allows buyers to select and customize certain non-structural elements of the home.

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

We typically staff two professional sales personnel at each of our communities. Our in-house sales teams have offices in their respective model complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales personnel work with potential buyers to determine their unique needs and then by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes and the selection of amenities. Our sales personnel are internally trained, generally have prior experience selling new homes in their respective markets and are licensed by applicable real estate oversight agencies.

Model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and four model homes. As of December 31, 2015, we owned 51 completed and seven under construction model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted buyer segments. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase. We often use an on-site design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities.

Home Buyer Financing

The majority of our home buyers finance a significant portion of the purchase price of their home with long-term mortgage financing. We assist prospective purchasers in obtaining mortgage financing by providing referrals to one of our preferred lenders. Our preferred lenders have a track record of offering our customers competitive rates and terms, a desire to enhance our customer's experience and the ability to perform on an agreed schedule in order to meet our expectations and those of our customers. Through our lender referral process we seek to reduce the challenges our customers encounter when trying to obtain mortgage financing for our homes.

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

Warranty Program

We provide a “fit and finish” warranty on our home sales that covers workmanship and materials consistent with local market custom (two years in the West homebuilding segment and one year in the Southeast homebuilding segment).  As is customary in the homebuilding industry, our trade partners who build our homes generally are contractually obligated to provide warranty repairs inside the fit and finish warranty period, including structural and water intrusion repairs up the to the period designated by the relevant state statute.

Along with our homeowners receiving warranty information, they also receive important home maintenance guidelines in an effort to help them enjoy and prolong the durability of their home. Customers who actively and correctly maintain their home not only protect the value of their home, but minimize the longer-term risk to the Company that is normally associated with homes that are not properly maintained.

The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the conditions, restrictions and procedures set forth in the warranty.  We accrue estimated warranty costs based upon our estimates of the expense we expect to incur for work under warranty.

Raw Materials

When constructing homes, we use various materials and components. It has typically taken us four to six months to construct a home, during which time we are subject to price fluctuations in raw materials.

Land Development

As a homebuilder and land developer, we are positioned to either build new homes on our lots or to sell our lots to third-party homebuilders. While our current business plan emphasizes building new homes, we proactively monitor market conditions and our operations allow us to opportunistically sell a portion of our lots to third-party homebuilders if we believe that will maximize our returns or lower our risk. We believe that our ability and willingness to opportunistically build on or sell our lots to third-party homebuilders afford us the following important advantages:

•	exploit periods of cyclical expansion by building on our lots;

•	manage our operating margins and reduce operating income volatility by opportunistically selling lots as operating performance and market conditions dictate; and

•	manage operating risk in periods where we anticipate cyclical contraction by reducing our land supply through lot sales.

We benefit from the long-standing relationships our executive management team has with key land owners, brokers, lenders, as well as development and real estate companies in our markets. These relationships have provided us with opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that our financial position, positive reputation in our markets among potential land sellers and brokers, as well as our track record of acquiring lots since 2008 provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner. Our ability to regularly do so in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions prior to a full marketing process, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

The land development process in our markets can be very complex and often requires highly-experienced individuals that can respond to numerous unforeseen challenges with a high degree of competency and integrity. We actively seek land acquisition opportunities where others might seek to avoid complexities, as we believe we can add significant value through our expertise in entitlements, re-entitlements, horizontal land planning and development.

Acquisition Process

Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate.

We leverage our relationships with land owners, brokers, developers and financial institutions, and our history of purchasing land, to seek the “first look” at land acquisition opportunities or to evaluate opportunities before they are broadly marketed. We use a variety of transaction structures, including purchase and option contracts, to maximize our risk-adjusted return, with particular emphasis on reducing our risk, conserving our capital while accommodating the particular needs of each seller.

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

We selectively evaluate expansion opportunities in our existing markets as well as new markets that we believe have attractive long-term investment characteristics. These characteristics include, among others, demand for single-family housing that exceeds available supply, well regarded educational systems and institutions, high educational attainment levels, desirable transportation infrastructure, proximity to major trade corridors, positive employment trends, diverse employment bases and high barriers to the development of residential real estate, such as geographic or political factors.

Owned and Controlled Lots

As of December 31, 2015, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,878 lots. The following table presents certain information with respect to our owned and controlled lots as of December 31, 2015.

	As of December 31, 2015
	Owned	Controlled(1)	Total
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878

(1)	Controlled lots are those subject to a purchase or option contract.

Our Financing Strategy

We intend to use debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations. We intend to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. We attempt to match the duration of our real estate assets with the duration of the capital that finances each real estate asset.

Our indebtedness is primarily comprised of our 8.5% Senior Notes due 2017 (the "Senior Notes") and project-level secured acquisition, development and constructions loans. Substantially all of our project debt is guaranteed by UCP, LLC and UCP, Inc. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, the expected asset's duration and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. Though we intend to remain prudently capitalized, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels within the covenants and restrictions currently in place with our lenders at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate-level debt, property-level debt and mortgage financing and other public, private or bank debt.

For a more detailed description of and financial information about our notes payable and senior notes, see Note 8, "Debt" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue by Geographic Region

The following table sets forth our sales revenues and units delivered by operating and reportable segments for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Sales Revenue(In thousands)	Units Delivered	Sales Revenue(In thousands)	Units Delivered	Sales Revenue(In thousands)	Units Delivered
Homebuilding
West	$191,884	432	$128,334	309	$72,511	196
Southeast	60,713	269	27,083	123	—	—
Total homebuilding	$252,597	701	$155,417	432	$72,511	196

Land development
West	$21,074	294	$32,513	348	$20,215	253
Southeast	60	1	—	—	—	—
Total land development	$21,134	295	$32,513	348	$20,215	253

Other (a)
Southeast	$5,060	—	$3,253	—	$—	—
Total other	5,060	—	3,253	—	—	—
Total revenues	$278,791	996	$191,183	780	$92,726	449

(a) Other includes revenues from construction management services provided by the Company related to its April 2014 acquisition of Citizens Homes, Inc. ("Citizens" and the "Citizens Acquisition," respectively) and is not attributable to the homebuilding or land development operations.

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

We are also subject to a variety of local, state, and federal laws and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs; and prohibit or severely restrict development and homebuilding activity.

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

Seasonality

The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our operating results and capital needs on a quarterly basis. Although we enter into home sales contracts throughout the year, a significant portion of our sales activity takes place during the spring and summer, with the corresponding closings taking place during the fall and winter. Additionally, our capital needs are typically greater during the spring and summer when we are building homes for delivery later in the year. Accordingly, our revenue may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. As a result of seasonal variation, our quarterly results of operations and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year-end.

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

We compete directly with a number of large national homebuilders such as D. R. Horton Inc., Pulte Group, Inc. and Lennar Corporation who are larger than we are and may have greater financial and operational resources than we do. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices, purchasing land and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

Employees

As of December 31, 2015, we had 187 employees consisting of 56 executive, management or administrative personnel, 81 construction personnel and 50 sales and marketing personnel. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that we have good relations with our employees and subcontractors.

Executive Officers

The executive officers of UCP, Inc. are:

Name	Age	Position
Dustin L. Bogue	42	President, Chief Executive Officer and Director
James M. Pirrello	57	Chief Financial Officer, Chief Accounting Officer and Treasurer

Dustin L. Bogue.    Mr. Bogue has served as our President since 2008. Since our IPO in July of 2013, he has served as our President and Chief Executive Officer and as a member our board of directors. Mr. Bogue was involved with the formation of our predecessor, Union Community Partners, LLC in 2004 as the President and Managing Member until 2008. Mr. Bogue was instrumental in Union Community Partners, LLC’s acquisition and entitlement of several communities in Northern California. In 2008, Union Community Partners, LLC was acquired by PICO and its name was changed to UCP, LLC. Mr. Bogue was instrumental in creating our subsidiary, Benchmark Communities in 2010, with the goal of creating designing and delivering outstanding homes in communities with exceptional value and sustainability. Since Union Community Partners, LLC’s inception in 2004, Mr. Bogue has been principally responsible for developing the strategic direction of our Company and our operations. Prior to joining our Company, Mr. Bogue was the Vice President of Development and Sales at Landcastle Real Estate from 2001 to 2004. From 1999 to 2001, Mr. Bogue worked for Wellington Corporation of Northern California, a subsidiary of Triple Five National Development Company. At Wellington, Mr. Bogue was the Director of Land Acquisitions and Development, managing Wellington’s California real estate portfolio, including acquisition, disposition and development. Additionally, at Wellington, Mr. Bogue was actively involved in creating two technology start-ups; Bridgewater Ventures, an early-stage venture capital company, and Cenatek, Inc., a solid-state storage device company where Mr. Bogue served as an executive vice president.

James M. Pirrello. Mr. Pirrello serves as our Chief Financial Officer, Chief Accounting Officer and Treasurer; he has served in these roles since January 2016. Mr. Pirrello has over 30 years of homebuilding experience in both senior financial and senior operational roles, including chief operating officer, chief financial officer, and division president. Mr. Pirrello most recently served as President and Founder of American New Homes Group. Over his career he has held senior financial positions at numerous homebuilder and real estate development firms including BCB Homes, Builder Acquisition Corp., First Homebuilders of Florida, The Longford Group, and The Fortress Group and NVR. During his career, he has negotiated numerous debt and equity capital market financings, and over 20 merger and acquisition transactions. Mr. Pirrello earned MBAs, from both Columbia University and the University of California, Berkeley, along with an undergraduate degree in accounting from Juniata College. Mr. Pirrello is currently completing his doctoral degree in Executive Leadership in Human and Organizational Learning at George Washington University.

Our Structure

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit (as defined below) held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2015, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 56.9% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, which equals PICO’s economic interest in the Company. PICO effectively has control over the outcome of votes on all matters requiring approval by the Company’s stockholders. As described in more detail below, each Series A Unit of UCP, LLC can be exchanged for one share of Class A common stock.

As of December 31, 2015, UCP, Inc. held a 43.1% interest in UCP, LLC, through its ownership of UCP, LLC Series B UCP, LLC Units (as defined below), and PICO held the remaining 56.9% interest in UCP, LLC through its ownership of UCP, LLC Series A Units. UCP, Inc. is a holding company, and its sole material asset is its equity interest in UCP, LLC.

Pursuant to UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement, UCP, Inc. is the sole managing member of UCP, LLC. UCP, LLC has outstanding two series of units Series B Units (“UCP, LLC Series B Units”), which are held solely by UCP, Inc., Series A Units (“UCP, LLC Series A Units”), which are held solely by PICO. The UCP, LLC Series B Units rank on parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. As the sole managing member of UCP, LLC, UCP, Inc., operates and controls all of the business and affairs and consolidates the financial results of UCP, LLC and its subsidiaries.

Pursuant to the Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC, UCP, Inc. has the right to determine when distributions (other than tax distributions) will be made to the members of UCP, LLC and the amount of any such distributions. If UCP, Inc. authorizes a distribution, such distribution generally will be made to the members of UCP, LLC pro rata in accordance with their respective percentage interests. During the year ended December 31, 2015, UCP, LLC made a distribution of $982,000 to PICO toward its tax liability and a pro rata distribution of approximately $734,000 to UCP, Inc. There were no other distributions by UCP, LLC for the year ended December 31, 2015.

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

As a result of the potential differences in the amount of net taxable income allocable to UCP, Inc. and to PICO described above, it is expected that UCP, Inc. will receive tax distributions significantly in excess of UCP, Inc.’s tax liabilities and obligations to make payments under the tax receivable agreement (as described below). To the extent, as currently expected, UCP, Inc. does not distribute such cash balances as dividends on its Class A common stock and instead, for example, holds such cash balances or lends them to UCP, LLC, PICO would benefit from any value attributable to such accumulated cash balances as a result of its ownership of our Class A common stock following an exchange of its UCP, LLC Series A Units (including any exchange upon an acquisition of UCP, Inc.).

The diagram below depicts our organizational structure as of December 31, 2015:

(1)
Includes Class A restricted stock units ("RSUs") and Stock Options ("Options") granted to the members of our management team, other officers and employees and our directors pursuant to our 2013 Long-Term Incentive Plan.

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

Exchange Agreement

Pursuant to an Exchange Agreement dated July 23, 2013 by and among UCP, Inc., UCP, LLC and PICO (the "Exchange Agreement"), PICO (and its permitted transferees) has the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2015, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,607,434 shares of Class A common stock outstanding. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange.

Tax Receivable Agreement

UCP, Inc., UCP, LLC and PICO are party to a Tax Receivable Agreement dated July 23, 2013 (the "TRA"). When PICO sells or exchanges its UCP, LLC Series A Units for shares of the Company’s Class A common stock, such a sale or exchange by PICO would result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange. An increase in tax basis is expected to increase the Company's depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that the Company would otherwise be required to pay in the future. Under the TRA, the Company generally is required to pay to PICO 85% of the applicable cash savings in U.S. federal and state income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of sales or exchanges of the UCP, LLC Series A Units held by PICO for shares of Class A common stock, leaving the Company with 15% of the benefits of the tax savings. Cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of income taxes that the Company would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. If the Company would not have reported taxable income in a given year had there been no increase in the tax basis of assets as a result of the exchanges, no payment under the TRA for that taxable year is required because no tax savings will have been realized.

As of December 31, 2015, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments, will vary depending on a number of factors, including:

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

Investor Rights Agreement and Transition Services Agreement

Pursuant to an Investor Rights Agreement dated July 23, 2013 (the "Investor Rights Agreement"), PICO has the right to nominate two individuals for election to UCP, Inc.'s board of directors for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% (in each case, excluding shares of any of UCP, Inc.'s common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares). However, the Investor Rights Agreement does not entitle PICO to nominate individuals for election to UCP, Inc.'s board of directors if their election would result in PICO nominees comprising more than two of UCP, Inc.'s directors (for as long as PICO owns 25% or more of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock) or one of UCP, Inc.'s directors (for as long as PICO owns at least 10% of the combined voting power of UCP, Inc.'s outstanding Class A and Class B common stock).

UCP also entered into a Transition Services Agreement, dated July 23, 2013 with PICO, pursuant to which PICO provided UCP, Inc. with certain accounting, human resources and information technology services. This agreement was completed on July 31, 2015, and PICO no longer provides such services to UCP, Inc.

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

This Annual Report on Form 10-K and other reports filed with the SEC can be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov.

ITEM 1A.  RISK FACTORS

Set forth below are the risks that we believe are material to our investors. You should carefully consider the following risks and the other matters in this Annual Report on Form 10-K in evaluating our business and prospects. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, liquidity, the market price of our Class A common stock and our ability to achieve our objectives, which in turn could cause our stockholders to lose all or part of their investment. Some statements in this report, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note about Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Business
Our long-term growth depends, in part, upon our ability to successfully identify and acquire desirable land parcels for residential buildout, which may be limited due to a variety of factors.
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
The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer sentiment and income, availability and cost of financing for acquisitions, construction and mortgages, interest rate levels, inflation and demand for housing. The health of the residential homebuilding industry may also be significantly affected by “shadow inventory” levels during recessionary and recovery periods.
“Shadow inventory” refers to the number of homes with mortgages that are in some form of distress but that have not yet been listed for sale. Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders or available for short sale (i.e. potentially available for sale for an amount that is less than the unpaid principal balance on a related mortgage loan) on the market gradually, rather than all at once, or delay the foreclosure process. A significant shadow inventory in our markets could, were it to be released, adversely impact home and land prices and demand for our homes and land, which would have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. In addition, an important segment of our end-purchaser and customer base consists of first-time and second-time “move-up” buyers, the latter often purchase homes subject to contingencies related to the sale of their existing homes. The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect our sales. Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales, and that may result in reduced gross margins.
Our long-term growth depends, in part, upon our ability to acquire undeveloped land suitable for residential homebuilding at reasonable prices.
The availability of partially finished developed lots and undeveloped land for purchase at reasonable prices depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact us. As competition for suitable land increases, the cost of acquiring partially finished developed lots and undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to increase the number of actively selling communities, grow our revenue and gross margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming. It is possible that we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.

Because of the seasonal nature of our business our quarterly operating results fluctuate.
We generally experience seasonal fluctuations in our quarterly operating results and capital requirements that can have a material impact on our results and our consolidated financial statements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, the timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long‑term, although it may be affected by volatility in the homebuilding industry. In a recovering housing market, we expect the traditional seasonality and its impact on our results of operations would become more pronounced. This seasonality requires us to finance our construction activities significantly in advance of the receipt of sales proceeds. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes we do not complete home sales at anticipated pricing levels or within anticipated time frames, our liquidity, financial condition and results of operations would be adversely affected.
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
Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject land valuations to uncertainty. Moreover, our valuations are made on the basis of assumptions, including assumptions relating to economic conditions and demographics that may prove to be inaccurate. If housing demand fails to meet our expectations when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we sell homes that we build or land that we own.
We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Material write-downs and impairments in the value of our inventory may be required, and we may in the future sell land or homes at a loss, which could adversely affect our results of operations and financial condition. See Note 2, “Summary of Significant Accounting Policies” and Note 9, "Fair Value Disclosures" to the consolidated financial statements for further discussion on impairment and estimated fair values of real estate inventories included elsewhere in this report.
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
A majority of home buyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage financing may be constrained, due in part to lower mortgage valuations on properties, various regulatory changes and lower risk appetite by lenders, with many lenders requiring increased levels of financial qualification, lending at lower multiples of income and requiring larger down payments. First-time home buyers are generally more affected by the availability of mortgage financing than other potential home buyers. These buyers are a key source of demand for new homes. A limited availability of home mortgage financing may adversely affect the volume of our home and land sales and the sales prices we achieve.
Additionally, housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home, such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Any decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the reduction in the types of financing products available, will make it more difficult for home buyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up home buyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up home buyers to sell their current homes. The housing industry is benefiting from the current low interest rate environment, which has allowed many home buyers to obtain mortgage financing with relatively low interest rates as compared to long-term historical averages. While the timing of any increase in interest rates is uncertain, it is widely expected that interest rates will increase over time, and any such increase will make mortgage financing more expensive and adversely affect the ability of home buyers to purchase our homes. The recent disruptions in the credit markets and the curtailed availability of mortgage financing has adversely affected, and is expected to continue to adversely affect, our business, prospects, liquidity, financial condition, results of operations and cash flows as compared to prior periods.
Beginning in 2008, the mortgage lending industry has experienced significant instability, beginning with increased defaults on sub-prime loans and other non-conforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering sub-prime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac or loans that did not meet Federal Housing Administration (“FHA”) and Veterans Administration requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes.
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
If home buyers are not able to obtain FHA financing due to further tightening of borrower eligibility and future restrictions imposed by lenders on FHA financing, our results of operations may decline.

The FHA insures mortgage loans that generally have lower down payment requirements and qualification standards compared to conventional mortgage guidelines, and as a result, continue to be an important source for financing the sale of our homes. In recent years, the FHA has significantly tightened underwriting criteria and private mortgage insurance requirements. In January 2014, the FHA lowered loan limits in most markets, effectively reducing the buying-power for a subset of the market that relies on FHA products due to credit and/or down payment motivations. These changes or any other future restrictions may continue to negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes. In addition, changes in federal regulatory and fiscal policies (including any repeal of the home mortgage interest tax deduction) may also negatively affect potential home buyers’ ability to purchase homes.
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of requirements relating to residential mortgages and mortgage lending practices, many of which were to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in originating and servicing mortgages, limitations on certain fees and incentive arrangements, and retention of credit risk. A majority of the implementing rules have been finalized and are now in effect. These rules have only been in effect for a short time, so the effect of such provisions on lending institutions remains uncertain. Market reaction to these requirements could reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction or cost increase could result in a decline of our home and land sales, which could materially and adversely affect us.
Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of single-family homes in residential subdivisions, including planned communities, in Northern and Southern California, Washington State, North Carolina, South Carolina and Tennessee. In California, we principally operate in the Central Valley area, the Monterey Bay area, the South San Francisco Bay area, and the Los Angeles area; in Washington State, we operate in the Puget Sound area. In North Carolina, we principally operate in the Charlotte area. In South Carolina, we principally operate in the Myrtle Beach area, and in Tennessee, we principally operate in the Nashville area. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.
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

Risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. We have substantial real estate inventories which regularly remain on our balance sheet for significant periods of time, during which time we are exposed to the risk of adverse market developments, prior to their sale. If conditions in our markets deteriorate, we may be required to sell homes and land for lower margins than we have in the past. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.

For the year ended December 31, 2015, we recorded $923,000 of impairment to homebuilding real estate inventory in one of our projects, River Run, located in Bakersfield, California. See Note 2, “Summary of Significant Accounting Policies” and Note 9, "Fair Value Disclosures" to the consolidated financial statements for further discussion on impairment and estimated fair values of real estate inventories included elsewhere in this report.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, hurricanes, tornadoes, soil subsidence and earthquakes. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. For example, our California markets are in areas which have historically experienced significant earthquake activity and seasonal wildfires. Other unique meteorological and geographic conditions exist in all of the markets in which we operate.

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
We may continue to expand our operations through acquisitions and other strategic transactions. In connection with any such transactions, we may be required to integrate geographically diverse operations, additional employees, and different information technology and management systems, which may involve complex challenges. Our future success will depend, in part, upon our ability to: manage our expansion opportunities; integrate new operations into our existing business in an efficient and timely manner; successfully monitor our operations, costs and regulatory compliance; and develop and maintain other necessary systems, processes and internal controls. We cannot assure you that our expansion or acquisition initiatives will be successful, or that we will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. For example, we may be required to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation programs, business plans and growth potential, which would likely require significant management time and attention. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business. Depending upon the circumstances of any particular acquisition, successful integration may depend, in large part, on retaining key personnel who have, for example, unique experience or business relationships. The loss of key personnel at any business we may acquire could result in a disruption of operations, a loss of information and business relationships, unanticipated recruitment and training costs, and otherwise diminish anticipated benefits of any such acquisitions. Acquisitions could also result in our assumption of unknown contingent liabilities, which could be material, expose us to the risk of impaired inventory and other assets relating to the acquisition, and the risks associated with entering markets in which we have limited or no direct experience. When financing any acquisitions, we may choose to issue additional shares of our Class A common stock or incur substantial additional indebtedness. Issuance of additional shares of Class A common stock would dilute the ownership interest of existing stockholders.
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
For example, the state- and federally-listed California Tiger Salamander ("CTS") may be present at our East Garrison property. The U.S. Fish and Wildlife Service (“USFWS”) granted permission to take the salamander as a matter of federal law in October 2005. California, however, did not list this salamander, as a state-threatened species until 2010. We are currently implementing ongoing management measures for the CTS pursuant to agreements with, and in accordance with an incidental take authorization from, the USFWS. Subsequent to the state listing, we filed a permit application with the California Department of Fish & Wildlife with respect to management of the CTS. The California Department of Fish & Wildlife issued the requested incidental take permit on April 10, 2015. The permit authorizes the project to proceed as a matter of the State Endangered Species Act until March 30, 2030. In August 2015, UCP obtained a minor modification of the incidental take permit to provide for a reduced level of CTS monitoring during periods of dry weather.
Furthermore, the Company is evaluating the impact of recent regulatory action under the federal Endangered Species Act on a project that it is developing in Washington State. The project, known as the Preserve at Tumwater Place (the “Preserve”), currently has approximately 462 lots consisting of Divisions 1, 2, 3 and 4. The preliminary residential subdivision was approved by the City of Tumwater and the Washington State Department of Fish and Wildlife based, in part, on an approved Habitat Protection Plan for the Mazama pocket gopher. Based on that plan, the Preserve contains a 25-acre, on-site habitat preservation area for the gopher. The Preserve has recorded a final subdivision for Division 1. We have obtained building permits from the City of Tumwater for some of the Division 1 lots and are currently building single family homes for sale therein.
Since these approvals, the USFWS adopted a final rule listing gopher as “threatened” under the federal Endangered Species Act and designated certain areas of Washington State, including land in close proximity to the Preserve, as critical habitat for the gopher. The listing is broad and applies to areas near critical habitat area, including areas where the gopher may not be present. At this time, the USFWS has not provided guidance as to how USFWS intends to address ongoing development in light of the rule. However, USFWS has indicated that existing set-asides created under state and local authorities, such as the on-site habitat preservation area that we have previously established at the Preserve, will not provide sufficient mitigation for the take of the gopher as a matter of federal law. Accordingly, we will be required to implement additional restrictions and requirements at the Preserve. Any such restrictions or requirements could cause us to incur increased expense at the Preserve or delay or limit our activities there.

The recent regulatory action involving the listing of a certain species of gopher as “threatened” under the federal Endangered Species Act may adversely affect this project, for example by imposing new restrictions and requirements on our activities there and possibly delaying, halting or limiting, our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on our development activities or other remedial measures that we may be required to make. We will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.
We intend to continue to construct homes on Divisions 1 and 2 of the Preserve and are in the process of seeking infrastructure permits for Division 3 of the Preserve. The City of Tumwater has continued to issue building permits for the Preserve, however, it is possible that it may at some point suspend issuing such permits in light of the recent USFWS action. Due to the foregoing, it is possible that our development activity at the Preserve could be delayed, halted or limited, and that we may incur additional expenses in connection with our activities at the Preserve. In addition, there is a risk of litigation by private litigants due to our ongoing development activities at the Preserve in the absence of formal approval from the USFWS. We continue our efforts to seek further guidance from USFWS and the City of Tumwater in light of the listing decision, however we can provide no assurance as to the timing of receipt of any such guidance or its impact on our activities at the Preserve.
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
We may incur costs associated with the cleanup of hazardous or toxic substances or petroleum product releases, and we may be liable for related damages.
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

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Further, in the United States, and California in particular, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of our subcontractors may be unable to obtain insurance, particularly in California where we have instituted an “owner controlled insurance program,” under which subcontractors are effectively insured by us.
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

Our success depends to a significant degree upon the contributions of certain key senior management personnel including, but not limited to, Dustin L. Bogue, our President and Chief Executive Officer, and James M. Pirrello, our Chief Financial Officer, each of whom would be difficult to replace. Although we entered into employment agreements with Messrs. Bogue and Pirrello, there is no guarantee that these executives will remain employed by us. If any of our key senior management personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key senior management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key senior management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key senior management life insurance that would provide us with proceeds in the event of death or disability of any of our key senior management personnel.

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

The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with U.S. GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. As noted in our risks associated with our real estate inventories, we recorded real estate inventory impairment for our River Run project located in Bakersfield, California. See Note 2, “Summary of Significant Accounting Policies” and Note 9, "Fair Value Disclosures" to the consolidated financial statements for further discussion on impairment and estimated fair values of real estate inventories included elsewhere in this report.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

We may become subject to litigation, which could materially and adversely affect us.

We may become subject to litigation, including claims relating to our operations, financings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future.

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

Our business could be negatively affected as a result of actions of activist stockholders and shareholder advisory firms.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. If we become engaged in a process or proxy contest with an activist stockholder in the future, our business could be adversely affected, as such activities could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our board of directors or management team may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential transactional counterparties and financing sources, and make it more difficult to attract and retain qualified personnel. If potential or existing transactional counterparties or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected. Similarly, we may suffer damage to our reputation (for example, regarding our corporate governance or stockholder relations) or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the market price of our Class A common stock and the value of our debt securities, resulting in significant loss of value, which could impact our ability to access capital, increase our cost of capital and decrease our ability to finance our business on attractive terms.

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

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer sentiment, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.

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
PICO holds 56.9% of the voting power of UCP, Inc. as of December 31, 2015. For so long as PICO continues to beneficially own a controlling stake in us, PICO will have the power to elect and remove all of our directors and to approve any action requiring the majority approval of our stockholders. PICO also has the power to transfer its controlling stake in our Company. In addition, pursuant to an Investor Rights Agreement that we entered into with PICO, PICO will have the right to nominate two individuals for election to our board of directors for as long as PICO owns 25% or more of the combined voting power of our outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock (in each case, excluding any shares of our common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares); and Dustin L. Bogue, our President and Chief Executive Officer, James W. Fletcher, the President of our Northern California Division, and our former Chief Financial Officer, have agreed to vote all shares of our Class A common stock that they own in favor of such PICO nominees in any election of directors for as long as PICO owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock. In the event that any board member nominated by PICO shall for any reason cease to serve as a member of our board of directors during his or her term of office, the resulting vacancy on the board will be filled by an individual selected by PICO.

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
As of December 31, 2015, we had approximately $157.5 million of consolidated outstanding debt (including capital lease obligations but excluding intercompany liabilities). Our organizational documents do not limit the amount of indebtedness we may incur, our board of directors may change our target debt levels at any time without the approval of our stockholders or creditors as long as the Company is in compliance with the covenants and restrictions then in effect with its existing lenders. As a result we may incur significant additional indebtedness in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by the instruments and agreements governing out outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	our vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $75.2 million of our indebtedness bears interest at variable rates, which exposes us to increased interest expense in a rising interest rate environment;

•	we may be at a competitive disadvantage relative to our competitors that have less indebtedness;

•	our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited; and

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

In particular, our Senior Notes, with an aggregate outstanding principal amount of $75 million, mature on October 21, 2017. This significant maturity represents approximately 47.4% of our consolidated outstanding debt (including capital lease obligations but excluding intercompany liabilities) as of December 31, 2015. Our ability to satisfy this maturity when it becomes due will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and competitive conditions. Our sources of capital to satisfy this maturity may include retained capital, the issuance of equity securities, debt financing and refinancing and asset sales or a combination of any of the foregoing. However, no assurance can be given that any of these sources of capital will be available to us on favorable terms, or at all, or that such sources will enable us to be able to satisfy this maturity. Any refinancing of the Senior Notes may be on terms less favorable than those applicable to the Senior Notes. As a result, we can provide no assurance that we will be able to refinance or repay our Senior Notes as we currently anticipate or at all. Our failure to refinance or repay our Senior Notes at their stated maturity would have a material adverse impact on our financial condition, results of operations, cash flow, liquidity, the market price of our Class A common stock and our ability to achieve our objectives.

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
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete, and we may be unable to amend, or obtain a waiver of, any applicable covenant in any given situation. In addition, the indenture provides the holders thereof the right to require us to repurchase all or any part of their securities at a purchase price in cash equal to 101% of the principal amount of such securities plus accrued and unpaid interest to the date of purchase in the event a change of control occurs (which the indenture generally defines as certain persons (excluding PICO) having the right to acquire more than 35% of the voting power of our voting stock).
The indenture also requires, and certain of our and our subsidiaries’ acquisition, construction and development loan agreements require, us to maintain specified financial measures and ratios and satisfy financial condition tests. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Notes" included elsewhere in this report.
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
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our pledged land parcels or other assets, because defaults under such indebtedness may result in foreclosure actions initiated by lenders. As of

December 31, 2015, we had mortgage indebtedness of approximately $82.8 million. This debt is secured by project-level real estate (i.e., real estate held in special purpose entities formed to hold the real estate interests for particular projects).
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
We currently do not hedge against interest rate fluctuations. We may obtain in the future one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.
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
Certain anti-takeover defenses, applicable law, and provisions of our Registration Rights Agreement, Tax Receivable Agreement, Investor Rights Agreement and the indenture relating to our Senior Notes may limit the ability of a third party to acquire control of us.
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
Indenture Relating to Our Senior Notes. The indenture governing our Senior Notes, with an aggregate outstanding principal amount of $75 million as of December 31, 2015, provides the holders thereof the right to require us to repurchase all or any part of their securities at a purchase price in cash equal to 101% of the principal amount of such securities plus accrued and unpaid interest to the date of purchase in the event a change of control occurs (which the indenture generally defines as certain persons (excluding PICO) having the right to acquire more than 35% of the voting power of our voting stock). This provision, which could result in a significant cash payment obligation, could discourage someone from making a significant investment in us or discourage a transaction involving a change in control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office is located at 99 Almaden Boulevard, Suite 400, San Jose, CA 95113. We also lease office space in Fresno and Valencia, California; Bellevue, Washington; Charlotte and Raleigh, North Carolina; Myrtle Beach, South Carolina; and Nashville, Tennessee. We believe that our leased office space is adequate to support our business.

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

The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At December 31, 2015, the Company did not have any accruals for asserted or unasserted matters. For a more detailed description of and financial information about our commitments and contingencies, see Note 14, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “UCP.” The following table sets forth the high and low sales prices per share of our Class A common stock for the quarterly periods indicated, as reported on the NYSE.

	Year Ended December 31, 2014
	High	Low
First Quarter	$16.85	$14.05
Second Quarter	$15.08	$13.02
Third Quarter	$14.11	$11.83
Fourth Quarter	$13.79	$10.28

	Year Ended December 31, 2015
	High	Low
First Quarter	$10.77	$8.08
Second Quarter	$9.27	$7.20
Third Quarter	$8.44	$6.71
Fourth Quarter	$8.00	$6.39

On March 10, 2016, there were no holders of record of our Class A common stock and one holder of record of our Class B common stock.

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

Issuer Purchases of Equity Securities

Period	Total number of shares of Class A common stock purchased (1)	Average price paid per share of Class A common stock	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs	Maximum number of shares of Class A common stock that may yet be purchased under the plans or programs
February 1 to 28, 2015	2,308	$9.05	—	—
July 1 to 31, 2015	48,622	$7.18	—	—
Total	50,930	$8.12	—	—

(1) These amounts represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of employees' restricted stock awards.

Stock Performance Graph

	7/18/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
UCP, Inc.	$100	$106	$105	$108	$98	$85	$75	$62	$54	$48	$51
S&P 500 Index	100	100	109	111	116	117	122	122	122	114	121
S&P Homebuilding Index	100	100	109	107	108	97	112	122	121	113	113

The above graph compares the cumulative total stockholder return on UCP, Inc.'s Class A common stock against the cumulative total returns of the Standard and Poor's Corporation Composite 500 Index (the "S&P 500 Index") and the Standard and Poor's Homebuilding Index (the "S&P Homebuilding Index"). The graph assumes a $100 investment at the close of the market on July 18, 2013, the initial listing of UCP, Inc.'s Class A common stock on the New York Stock Exchange, in each of UCP, Inc. Class A common stock, the S&P 500 Index and the S&P Homebuilding Index, held through December 31, 2015. Reinvestment of dividends is assumed in the case of each index.

The closing price of UCP, Inc. Class A common stock on the New York Stock Exchange was $7.20 per share on December 31, 2015 and $10.50 per share on December 31, 2014. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance.

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

We completed our IPO on July 23, 2013. Due to the timing of our IPO, we present herein certain combined consolidated historical financial data for UCP, LLC for periods prior to the IPO. As such the information for the years ended December 31, 2012 and 2011 reflect the financial condition and results of operations of our predecessor and the information for the year ended December 31, 2013 reflects the financial condition and results of operations of our predecessor together with us.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except units and per share data)
Statement of Operations Data:
Home sales	$252,597	$155,417	$72,511	$14,060	$8,285
Cost of home sales	206,747	129,577	57,500	9,832	5,621
Homebuilding gross profit	45,850	25,840	15,011	4,228	2,664

Land sales	21,134	32,513	20,215	44,066	15,893
Cost of land sales	15,291	25,466	13,820	32,876	17,280
Land sales gross profit	5,843	7,047	6,395	11,190	(1,387)

Other revenue	5,060	3,253	—	—	—
Cost of sales - other revenue	4,363	2,828	—	—	—
Other revenue gross profit	697	425	—	—	—

Impairment on real estate	(923)	—	—	—	—
Sales and marketing	18,943	13,748	6,647	2,875	1,414
General and administrative	26,878	27,406	19,368	10,103	6,464
Other income	206	121	322	578	34
Net income (loss) before income taxes	$5,852	$(7,721)	$(4,287)	$3,018	$(6,567)
Provision for income taxes	69	—	—	—	—
Net income (loss)	$5,783	$(7,721)	$(4,287)	$3,018	$(6,567)
Net income (loss) attributable to noncontrolling interest	$3,412	$(2,728)	$(2,346)	$3,018	$(6,567)
Net income (loss) attributable to shareholders of UCP, Inc.	$2,371	$(4,993)	$(1,941)	—	—
Earnings (loss) per share
Basic and diluted	$0.30	$(0.63)	$(0.25)	—	—

Operating Data-Owned Projects:
Net new home orders	860	473	205	61	39
New homes delivered	701	432	196	41	33
Average sales price of homes delivered (in thousands)	$360	$360	$370	$343	$251
Cancellation rate	10.0%	8.0%	12.8%	12.9%	13.3%
Average Active Selling Communities (a)	28	16	7	3	3
Active Selling Communities at end of period (a)	28	21	9	4	2
Backlog at end of period, number of homes	249	91	35	26	6
Backlog at end of period, aggregate sales value (in thousands)	$108,773	$32,499	$17,121	$9,182	$1,463
Average sales price of backlog (in thousands)	$437	$357	$489	$353	$244

(a) Active Selling Communities consist of those developments where we have more than 15 homes remaining to sell.

	As of December 31,
	2015	2014	2013	2012	2011
FINANCIAL CONDITION	(In thousands, except per share data)
Cash and cash equivalents	$39,829	$42,033	$87,503	$10,324	$2,276
Real estate inventories	360,989	321,693	176,848	125,367	121,347
Total assets	416,221	377,451	267,320	137,534	125,571
Debt (1)	157,490	135,451	30,950	29,112	30,034
Total liabilities	198,813	166,184	49,604	35,219	32,579
Total Stockholders’ equity	$217,408	$211,267	$217,716	$102,315	$92,992
Total UCP, Inc. stockholders equity	$90,200	$87,255	$91,254

Number of shares issued at period end (in 000s)	8,014	7,922	7,750
Book value per share (2)	$11.26	$11.01	$11.77

(1) Debt comprises of the following:

	2015	2014	2013	2012	2011
Acquisition	$26,221	$20,385	$11,046	$12,274	—
Development	4,832	768	6,018	12,906	21,801
Construction	51,727	39,748	13,886	3,932	8,233
Bonds	74,710	74,550	—	—	—
Total	$157,490	$135,451	$30,950	$29,112	$30,034

(2) Book value per share is computed by dividing total UCP, Inc. stockholders’ equity by the net of total shares issued less shares held as treasury shares.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may vary materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and the other matters set forth in this Annual Report on Form 10-K. See "Special Note Regarding Forward-Looking Statements."In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Select Operating Metrics

•Homebuilding revenue increased by $97.2 million, or 62.5%, to $252.6 million during 2015.

•	Consolidated net income of $5.8 million for the year ending December 31, 2015.

•	Consolidated net income of $7.6 million for the three months ended December 31, 2015.

•	Consolidated gross margin percent grew 1.1% to 18.5% for the year ended 2015 and 4.0% for the three months ended December 31, 2015, as compared to the same period during 2014.

•	Backlog increased 234.7% to $108.8 million.

•	Net new orders increased 81.8% to 860.

•	Sales & Marketing and General & Administrative expenses as a percentage of total revenue decreased 5.1% to 16.4%.

•	Revenue in our Southeast homebuilding segment increased by $33.6 million, or 124.2%, to $60.7 million during 2015.

During the year ended December 31, 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates, improving employment growth and higher average consumer sentiment1 in 2015. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence local markets.

 Homebuilding and land development is a local business. As a result, we expect local market conditions will affect our community count, revenue growth and operating performance. Local market trends are the principal factors that impact our revenue growth and our revenue related expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as the expenses that vary with revenue, to generally increase; conversely, when these trends are negative, we expect our revenue and the expenses that vary with revenue to generally decline, although in each case the impact may not be immediate or directly proportional. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to reduce or maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the year ended December 31, 2015 reflect our continued focus on a number of initiatives, including growing our homebuilding operations and revenues, by increasing community count and units sold, improving our gross margin percentage, and gaining higher leverage of our fixed expenses.

During 2015, we achieved growth in revenues as a result of increasing the number of average active selling communities ("ASC") by 75.0% from 16 during 2014 to 28 during 2015. Since our IPO, our annual homebuilding deliveries have increased 257.7% from 196 homes delivered in 2013 to 432 homes delivered in 2014 to 701 homes delivered in 2015. Our homebuilding revenue increased by $97.2 million, or 62.5%, to $252.6 million during 2015 from $155.4 million during 2014 and by $82.9 million in 2013. Our average selling price ("ASP") of homes delivered remained relatively constant at approximately $360,000 during 2015 and 2014.

__________________________________
1University of Michigan's monthly Survey of Consumers. The monthly average in 2015 was 92.9 as compared to the monthly average in 2014 of 84.1.

Our strategy for generating revenue in our land development segment is centered around maximizing the value of each asset through active management including, but not limited to, entitlement activities, maintenance, municipal fee reduction, and development costs and phasing. While land sales tend to be more opportunistic, we evaluate each land parcel by considering the benefits of selling a land parcel at a given time, including the reinvestment of the proceeds, versus building homes on the property through our homebuilding operations and discounting these future cash flows. Land prices fluctuate and depend on various factors, such as the demand levels for land of other homebuilders and the supply of land to meet such demand. We regularly evaluate our land holdings in order to take advantage of opportunities presented by market and demand dynamics.

Our land development segment saw reduced activity as revenue decreased by $11.4 million to $21.1 million in 2015 from $32.5 million in 2014. This decline is indicative of the opportunities we identified in 2015, and may or may not be indicative of market opportunities in the future.

We generated other revenue of $5.1 million during the year ended December 31, 2015. The majority of other income was from our construction management services provided to property owners primarily under “cost plus fee” contracts in Hilton Head, South Carolina. We acquired this business as a result of the Citizens Acquisition. This business was subsequently sold in the fourth quarter of 2015 and therefore, we do not expect to generate revenues from construction management services in the future.

Our consolidated net income was $5.8 million for the year ended December 31, 2015. Our consolidated net loss was $7.7 million for the year ended December 31, 2014. The increase of $13.5 million in net income from the prior year was due mainly to an increase in home deliveries from 432 in 2014 to 701 in 2015 that drove homebuilding revenue growth from $155.4 million in 2014 to $252.6 million in 2015.

Another factor that contributed to the increase in net income was the 1.1% improvement in our consolidated gross margin percentage. Our gross margin increased from 17.4% in 2014 to 18.5% in 2015.

Additionally, our net income in 2015 was positively impacted by our ability to increase revenue while maintaining sales and marketing and general and administration expenses, which improved by 5.1%, to 16.4% of revenue in 2015 from 21.5% of revenue in 2014. The combination of increasing unit deliveries and revenue throughout the year and maintaining our operating expenses reduced our operating expenses as a percentage of revenue.
We continued to focus our efforts on allocating capital in order to enhance our return metrics. Each new opportunity is evaluated on its ability to meet our risk-adjusted return thresholds. Once underway, our focus is on effectively managing our existing communities, inventory and absorption pace in order to seek improved gross margins. Our approach is proactive and focused on identifying operational efficiencies across all of our operations, including our corporate office.
As of December 31, 2015, the value of our backlog was $108.8 million compared to $32.5 million as of December 31, 2014 representing growth of 234.7%, or $76.3 million. The growth in backlog is a direct result of our increased community count that yielded an 81.8% growth in net new orders in 2015. Our backlog consists of homes under contract that have not yet been delivered and closed.
At December 31, 2015, we had $39.8 million of cash, and cash equivalents. We had total indebtedness of $157.5 million, consisting of $74.7 million of our 8.5% Senior Notes due 2017 and $82.8 million of acquisition, development and construction financing. At December 31, 2015, our total equity was $217.4 million and our debt to total capitalization was 42.0%.

We are focused on finding the proper balance between maintaining adequate land positions to provide for continued growth and prudently managing our balance sheet. In 2015, land investment opportunities that met our underwriting criteria were such that our total lots owned and controlled decreased by 490 lots. As of December 31, 2015, we owned or controlled a total of 5,878 residential lots.

We owned or controlled 4,284 lots in our West operating segment and 1,594 lots in our Southeast operating segment. As of December 31, 2015, we had an 8.4 year supply of owned or controlled lots based on 2015 deliveries. As of December 31, 2015, our property portfolio consisted of assets located in cities in the states of California, Washington, North Carolina, South Carolina, and Tennessee.
Net new orders increased 81.8% to 860 net new orders in 2015 from 473 net new orders in 2014. As a result of new community openings, the number of average active selling communities increased 75.0% from 16 in 2014 to 28 in 2015. In addition, absorption per community per month increased to 2.6 net new orders in 2015 from 2.5 net new orders in 2014.

Our backlog value increased by $76.3 million, or 234.7%, to $108.8 million at December 31, 2015 as compared to December 31, 2014. The increase was due to a combination of an increase of 158 homes in backlog at year end and a 22.4% increase in the average sales price of each home in backlog to $437,000 from $357,000.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Consolidated Financial Data

	Year ended December 31,		Change *
	2015	2014	Dollars	%
	(In thousands)
Revenue:
Homebuilding	$252,597	$155,417	$97,180	62.5%
Land development	21,134	32,513	(11,379)	(35.0)%
Other	5,060	3,253	1,807	55.5%
Total revenue	278,791	191,183	87,608	45.8%
Cost of sales:
Homebuilding	206,747	129,577	77,170	59.6%
Land development	15,291	25,466	(10,175)	(40.0)%
Other	4,363	2,828	1,535	54.3%
Impairment on real estate	923	—	923	100.0%
Gross margin	51,467	33,312	18,155	54.5%
Expenses:
Sales and marketing	18,943	13,748	5,195	37.8%
General and administrative	26,878	27,406	(528)	(1.9)%
Total expenses	45,821	41,154	4,667	11.3%
Income (loss) from operations	5,646	(7,842)	13,488	172.0%
Other income	206	121	85	70.2%
Net income (loss) before tax	$5,852	$(7,721)	$13,573	175.8%
Provision for income taxes	(69)	—	(69)	(100.0)%
Net income (loss)	$5,783	$(7,721)	$13,504	174.9%

* Percentages may not add up due to rounding.

Select Operating Metrics

	Year Ended December 31,
	2015	2014	Change
Net new home orders (1)	860	473	387
Cancellation rate (2)	10.0%	8.0%	2.0%
Average Active Selling Communities during the period (3)	28	16	12
Active Selling Communities at end of period (4)	28	21	7
Backlog (5) (in thousands)	$108,773	$32,499	$76,274
Backlog (5) (units)	249	91	158
Average sales price of backlog (in thousands)	$437	$357	$80

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average active selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(4)	"Active selling communities" consists of those developments where we have more than 15 homes remaining to deliver.

(5)
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

Our net new home orders increased 81.8% in 2015 over 2014. We wrote 860 net new orders in 2015 as compared to 473 net new orders in 2014. The increase in net new orders was primarily due to opening new communities in 2015. We increased our average number of active selling communities 75.0% from 16 in 2014 to 28 in 2015. This increase in average number of active selling communities played the most significant role in the growth of new orders accounting for 95.3% of the growth. Improvement in our absorption per community per month accounted for 4.7% of the increase. Absorption per community per month increased to 2.6 sales in 2015 from 2.5 sales in 2014.

Our backlog value increased by $76.3 million, or 234.7%, to $108.8 million at December 31, 2015 as compared to December 31, 2014. The growth in backlog value is related to the increase in net new orders resulting in an increase of 158 homes in backlog at year-end 2015 compared to year-end 2014, and an $80,000 increase in average sales price of homes in backlog to $437,000 from $357,000. The significant change in backlog was attributable to a greater number of homes from the higher cost markets in the West homebuilding reporting segment. Our cancellation rate increased in 2015 to 10.0% compared to 8.0% in 2014.

Owned and Controlled Lots

As of December 31, 2015 and 2014, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,878 and 6,368 lots, respectively, as represented in the tables below (excludes home inventory):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Lots	%
Lots Owned
West	3,869	4,410	(541)	(12.3)%
Southeast	882	1,033	(151)	(14.6)%
Total	4,751	5,443	(692)	(12.7)%

Lots Controlled(1)
West	415	469	(54)	(11.5)%
Southeast	712	456	256	56.1%
Total	1,127	925	202	21.8%
Total Lots Owned and Controlled(1)	5,878	6,368	(490)	(7.7)%

(1)	Controlled lots are those subject to a purchase or option contract.

As of December 31, 2015, our controlled lot inventory of 1,127 consisted of five new projects. For our controlled lots, we have placed a total of $3.8 million of cash deposits with an aggregate remaining purchase price (net of deposits) of approximately $80.1 million. Of our 5,878 owned and controlled lots as of December 31, 2015, 1,064 lots were finished, 3,973 were approved with primary entitlements and 841 lots were unentitled.

Revenue

	Year ended December 31,
	2015	2014	Change
	(Dollars in thousands)
Homebuilding
Revenue	$252,597	$155,417	$97,180	62.5%
Homes delivered (units)	701	432	269	62.3%
Average selling price	$360	$360	—	—%
Average cost of sales	$296	$300	$(4)	(1.3)%

Land development
Revenue	$21,134	$32,513	$(11,379)	(35.0)%
Lots sold (lots)	295	348	(53)	(15.2)%
Average selling price	$66	$93	$(27)	(29.2)%
Average cost of sales	$52	$73	$(21)	(28.8)%

Other revenue
Revenue	$5,060	$3,253	$1,807	55.5%

Total revenue	$278,791	$191,183	$87,608	45.8%

Total revenue for the year ended December 31, 2015 increased by $87.6 million, or 45.8%, to $278.8 million, as compared to $191.2 million for the year ended December 31, 2014. The increase in revenue was primarily the result of an increase in home deliveries during 2015. The increase in home deliveries in 2015 was attributable to several factors, including an increased number of average selling communities and, to a lesser extent, an increase in sales absorption per community. These factors were favorably impacted during 2015, in part, by a continued housing recovery in the majority of our markets, which contributed to increased demand for homes by home-buyers and our ability to open new communities. The increase in total revenue was moderated by a decrease in land development revenue, as more fully described below.

Homebuilding Revenue

Homebuilding revenue for the year ended December 31, 2015 increased by $97.2 million, or 62.5%, to $252.6 million from $155.4 million for the year ended December 31, 2014. This was primarily the result of an increase in the number of homes delivered to 701 in 2015, as compared to 432 homes delivered in 2014. The increase in number of homes delivered was mainly caused by the higher number of average active selling communities in 2015 as compared to 2014. Of the 28 average active selling communities as of December 31, 2015, 10 were located in our Southeast homebuilding segment and 18 were located in our Western homebuilding segment. The average selling price of a delivered home remained relatively constant at approximately $360,000 during 2015 and 2014, primarily due to the regional mix of homes sold.

We delivered 432 homes in our West homebuilding segment with an average selling price of approximately $444,000 and 269 homes in our Southeast homebuilding segment with an average selling price of approximately $226,000. The $97.2 million increase in homebuilding revenue in 2015 over 2014, was primarily related to increased units delivered.

Land Development Revenue

While our emphasis is on growing our homebuilding operations, we continue to seek opportunistic land sales to third-party homebuilders. Land development revenue for the year ended December 31, 2015 decreased by $11.4 million, or 35.0%, to $21.1 million, from $32.5 million for the year ended December 31, 2014. This was primarily the result of a decrease in the price to $66,000 per lot during 2015, as compared to $93,000 per lot during 2014. Of the $11.4 million decrease in land development revenue, approximately $8.1 million was due to decrease in pricing and $5.0 million was due to a decrease in number of lots sold, partially offset by $1.6 million of previously deferred revenue, recognized in 2015 as a result of partially satisfying certain performance obligations related to a land sale. Various factors can affect the price of land including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which we have land holdings. The lots sold during 2015 were a mix of improved and unimproved parcels primarily in our Western land development segment within the Washington Puget Sound, Central Valley and Southern California areas, and our Southeast land development segment within North Carolina.

Other Revenue

Other revenue of $5.1 million for the year ended December 31, 2015, as compared to $3.3 million for the year ended December 31, 2014, relates to construction management services provided by the Company which began in April 2014 with the Citizens Acquisition in our Southeast operating segment. This business line was subsequently sold in the fourth quarter of 2015 and therefore, we do not expect to generate revenues from construction management services in the future.

Cost of Sales

Homebuilding Cost of Sales

Cost of sales in our homebuilding segments for the year ended December 31, 2015 increased by $78.1 million, including the impairment on real estate, or 59.6%, to $207.7 million, as compared to $129.6 million for the year ended December 31, 2014. Of this increase, $80.7 million was due to the increase in the number of homes delivered during 2015 (701 homes sold in 2015, as compared to 432 homes sold in 2014), partially offset by $2.8 million due to the decrease in the average cost per home sold during 2015 ($296,000 per home in 2015, as compared to $300,000 per home in 2014). The decrease in the average cost per home in 2015 was primarily attributable to our focus on improving the purchasing and management of construction costs.

We regularly monitor our real estate owned and our intangible assets, including goodwill, for impairment. As a part of this process, we look at trends in the national economy, trends in the local economies in which we operate, and trends in each individual community in which we own real estate.
In 2015, one of our local markets, Kern County, California, experienced negative trends. We have a number of communities in Bakersfield, which is in Kern County. Kern County’s unemployment rate has remained elevated at 10.2% in December 2015, while the national average unemployment rate was 5.0% and the California state unemployment rate was 5.8%. In addition, building permit activity in Kern County decreased 7.0% year-over-year. A major driver of the Bakersfield economy is the drilling and extraction of oil and natural gas. Since June 1, 2014, the price of crude oil has fallen from $105.37 a barrel to a closing price of $29.08 on February 1, 2016. Over this period a barrel of crude oil had fallen 72%. In addition, one of our communities in Bakersfield recently delivered a number of homes at gross margins much lower than what we consider normal and customary.
The impairment analysis procedures for real estate are a two-step process. In the first step we look at the expected future cash flows on an undiscounted basis. As part of our annual and quarterly planning process we generate detailed financial projections for each of our communities. Our analysis includes, among other items, 3-year undiscounted projected cash flows. In the case of our River Run community in Bakersfield, our 3-year undiscounted cash flow projections indicated negative cash flows. As of December 31, 2015 the River Run community consisted of 15 completed homes of which three were sold and in backlog, eight were completed standing inventory (i.e. spec homes), and three were model homes. In addition to the homes, we owned 14 finished lots.
As a result of the negative undiscounted cash flow projections, we identified that an impairment existed. In order to determine the amount of the impairment, we discounted the projected cash flows using a risk-adjusted discount rate. As a result of our impairment procedures, we recorded an impairment of $923,000 during the fourth quarter of 2015 on our real estate inventory at River Run, located in Bakersfield, California.

Land Development Cost of Sales

Cost of sales in our land development reporting segment for the year ended December 31, 2015 decreased by $10.2 million, or 40.0%, to $15.3 million, as compared to $25.5 million for the year ended December 31, 2014. Of this decrease, $3.9 million related to the decrease in the number of lots sold and $6.2 million related to a decrease in the average cost per lot sold. Various factors can affect the cost of land sales including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which our land sales occur.

Gross Margin and Adjusted Gross Margin

	Year ended December 31.
	2015	%	2014	%
	(Dollars in thousands)
Consolidated
Revenue	$278,791	100.0%	$191,183	100.0%
Cost of sales	227,324	81.5%	157,871	82.6%
Gross margin	51,467	18.5%	33,312	17.4%
Add: interest in cost of sales	5,592	2.0%	2,792	1.5%
Add: impairment and abandonment charges	1,075	0.4%	173	0.1%
Adjusted gross margin(1)	$58,134	20.9%	$36,277	19.0%
Consolidated gross margin percentage	18.5%		17.4%
Consolidated adjusted gross margin percentage(1)	20.9%		19.0%

Homebuilding
Homebuilding revenue	$252,597	100.0%	$155,417	100.0%
Cost of home sales	207,670	82.2%	129,577	83.4%
Homebuilding gross margin	44,927	17.8%	25,840	16.6%
Add: interest in cost of home sales	5,280	2.1%	2,789	1.8%
Add: impairment and abandonment charges	1,042	0.4%	—	—%
Adjusted homebuilding gross margin(1)	$51,249	20.3%	$28,629	18.4%
Homebuilding gross margin percentage	17.8%		16.6%
Adjusted homebuilding gross margin percentage(1)	20.3%		18.4%

Land Development
Land development revenue	$21,134	100.0%	$32,513	100.0%
Cost of land development	15,291	72.4%	25,466	78.3%
Land development gross margin	5,843	27.6%	7,047	21.7%
Add: interest in cost of land development	312	1.5%	3	—%
Add: impairment and abandonment charges	33	0.2%	173	0.5%
Adjusted land development gross margin(1)	$6,188	29.3%	$7,223	22.2%
Land development gross margin percentage	27.6%		21.7%
Adjusted land development gross margin percentage(1)	29.3%		22.2%

Other
Other revenue	$5,060	100.0%	$3,253	100.0%
Cost of revenue	4,363	86.2%	2,828	86.9%
Other revenue gross margin	$697	13.8%	$425	13.1%
Other revenue gross margin percentage	13.8%		13.1%
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

We believe this information is meaningful, because it isolates the impact that leverage and non-cash impairment and abandonment charges have on gross margin. Management uses adjusted gross margin when comparing our results with competitors and versus our internal budgets since the components (e.g. construction costs, land costs, incentives, etc.) are controllable at the operational level. However, because adjusted gross margin information excludes interest expense and impairment and abandonment charges, all of which have real economic effects and could materially impact our results, the utility of adjusted gross margin information as a measure of our operating performance is limited. In addition, other companies may not calculate gross margin information in the same manner that we do.

Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. The table above provides a reconciliation of adjusted gross margin numbers to the most comparable U.S. GAAP financial measure.

Consolidated gross margin increased $18.2 million, or 54.5% to $51.5 million in 2015 from $33.3 million in 2014. In percentage terms, our gross margin increased 1.1% to 18.5% in 2015 from 17.4% in 2014.

Homebuilding gross margin increased by $19.1 million, or 73.9%, to $44.9 million in 2015 from $25.8 million in 2014. In percentage terms, homebuilding gross margin increases 1.2% to 17.8% in 2015 from 16.6% in 2014..

The increase in homebuilding gross margin was favorably impacted by the growth in the number of units delivered, the Company's focus on improving gross margins in 2015 by driving efficiency in its purchasing and field operations, coupled with the increase in the number of average active selling communities. We were able to accomplish the improvement in our gross margin by focusing on cost management and gaining additional incremental revenue from pre-sales, reducing the number of spec sales, increasing lot premiums where appropriate and a more deliberate offerings of upgrades.

As an example, the company’s largest master planned community, East Garrison, located in Monterey County, California, wrote 95 net new orders and delivered 94 homes in three product lines in 2015. The three product lines generated an average gross margin of 22.0%. The company is introducing two new product lines, an age-targeted product and a first-time buyer product to complement the existing three product offerings. The combined offering allows us to reach the first time buyer, the first and second time move up buyers, and the active-adult and retiree buyers in one master planned community.

Land development gross margin decreased by $1.2 million to $5.8 million in 2015 from $7.0 million in 2014. While the gross margin dollars decreased in land development, the gross margin percentage increased 5.9% to 27.6% in 2015 from 21.7% in 2014. This increase was primarily attributable to a lower cost basis of the lots sold during 2015 relative to the sale price as compared to 2014.
The majority of our gross margin associated with other revenue is a result of our construction management services in our Southeast operating segment, which we sold in the fourth quarter of 2015.

Sales and Marketing and General and Administrative Expense

Our operating expenses for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,		Change *		As a Percentage of Total Revenue

	2015	2014	Dollars	%	2015	2014
	(in thousands)
Sales and marketing	$18,943	$13,748	$5,195	37.8%	6.8%	7.2%
General and administrative	26,878	27,406	(528)	(1.9)%	9.6%	14.3%
Total sales and marketing and general and administrative	$45,821	$41,154	$4,667	11.3%	16.4%	21.5%

* Percentages may not add due to rounding.

Sales and marketing expense for the year ended December 31, 2015 increased approximately $5.2 million, or 37.8%, to $18.9 million, as compared to approximately $13.7 million for the comparable 2014 period. The increase in sales and marketing expense was primarily attributable to a 62.3% increase in the number of homes delivered as we account for outside realtor commissions and closing related costs as a sales and marketing expense.

In addition, the 75.0% increase in the average number of selling communities for the year ended December 31, 2015, as compared to the same period in 2014 contributed to the increase sales and marketing expense. The increase in the number of selling communities led to an increase in the headcount of onsite sales personnel, the number of model homes and associated expenses as well as our marketing efforts to introduce our new communities. As a percentage of total revenue, sales and marketing expense decreased by 0.4% to 6.8% during the year ended December 31, 2015, as compared to 7.2% for the prior year. The decrease was due to a higher revenue base in 2015 relative to the increase in sales and marketing costs.

General and administrative ("G&A") expense for the year ended December 31, 2015 decreased approximately $0.5 million, or 1.9%, to $26.9 million, as compared to $27.4 million for the 2014 period. As a percentage of total revenue, G&A expense decreased 4.7% to 9.6% during the year ended December 31, 2015, as compared to 14.3% during the prior year.

The decrease was mainly due to a higher revenue base in 2015 coupled with the decrease in G&A expense. We were able to achieve this decrease by reducing our stock-based compensation expense, converting temporary staff to full time employees and reducing the fees paid under the Transitional Services Agreement which was completed on July 31, 2015. These savings amounted to approximately $2.8 million.

Stock-based compensation expense of approximately $1.7 million was recorded for the year ended December 31, 2015, as compared to $3.6 million that was recorded in 2014. The decrease was a result of the initial grants from the IPO that were fully amortized in July 2015.

During the years ended December 31, 2015 and 2014, our G&A expenses included approximately $119,000 and $615,000, respectively, of expenses for certain services under the Transition Services Agreement with PICO. These services included executive management, information technology, legal, finance and accounting, human resources, risk management, tax and treasury. The Transition Services Agreement was completed on July 31, 2015.

Approximately $778,000 of transaction costs related to the Citizens Acquisition were included in the results for the year ended December 31, 2014; no such expenses were incurred during the comparable period in 2015. These were offset by the revision of our estimate of the probable amount of contingent consideration due to Citizens which reduced G&A by $377,000.

While headcount increased to 187 employees as of December 31, 2015 from 173 employees as of December 31, 2014, a majority of this increase was at the operational level as a result of opening new communities and the need to grow operational staff to support these new communities.

Other Income

Other income increased by $85,000 for the year ended December 31, 2015 to $206,000, as compared to $121,000 for the year ended December 31, 2014. This increase was primarily attributable to commissions on the sale of homes.

Income Tax Expense

For the twelve months ended December 31, 2015, UCP, Inc. reported a consolidated pre-tax book income of $5.9 million and reported minimum tax for the year of $69,000. While we have recorded a tax deferred asset we have also recorded a full valuation allowance against the deferred tax asset. The full valuation allowance resulted after the Company considered whether it is more likely than not that any deferred income tax asset will be realized. The Company considered many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience, expectations of future transactions, the carry-forward periods available and availability of tax planning strategies. The deferred tax assets and valuation allowance as of December 31, 2015 and 2014 were $7.6 million and $8.6 million, respectively. For a description of our deferred tax asset and valuation allowance see Note 2, "Summary of Significant Accounting Policies" on income taxes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net Income/Loss

As a result of the foregoing factors, consolidated net income for the year ended December 31, 2015 was $5.8 million compared to a consolidated net loss of $7.7 million for the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Consolidated Financial Data

	Year ended December 31,		Change *
	2014	2013	Dollars	%
	(in thousands)
Revenue:
Homebuilding	$155,417	$72,511	$82,906	114.3%
Land development	32,513	20,215	12,298	60.8%
Other	3,253	—	3,253	100.0%
Total revenue	191,183	92,726	98,457	106.2%
Cost of sales:
Homebuilding	129,577	57,500	72,077	125.4%
Land development	25,466	13,820	11,646	84.3%
Other	2,828	—	2,828	100.0%
Gross margin	33,312	21,406	11,906	55.6%
Expenses:
Sales and marketing	13,748	6,647	7,101	106.8%
General and administrative	27,406	19,368	8,038	41.5%
Total expenses	41,154	26,015	15,139	58.2%
Loss from operations	(7,842)	(4,609)	(3,233)	70.1%
Other income	121	322	(201)	(62.4)%
Net income (loss) before tax	$(7,721)	$(4,287)	$(3,434)	80.1%
Provision for income taxes	—	—	—	—%
Net income (loss)	$(7,721)	$(4,287)	$(3,434)	80.1%

* Percentages may not add up due to rounding.

Select Operating Metrics

	Year Ended December 31,
	2014	2013	Change
Net new home orders (1)	473	205	268
Cancellation rate (2)	8.0%	12.8%	(4.8)%
Average active selling communities during the period (3)	16	7	9
Active selling communities at end of period (4)	21	9	12
Backlog (5) (in thousands)	$32,499	$17,121	$15,378
Backlog (5) (units)	91	35	56
Average sales price of backlog (in thousands)	$357	$489	$(132)

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average active selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(4)	"Active selling communities" consists of those developments where we have more than 15 homes remaining to deliver.

(5)
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

The increase in net new home orders, backlog (units) and backlog (value) in 2014 as compared to 2013 was primarily due to having 16 average active selling communities during the year ended December 31, 2014 as compared to 7 during the year ended December 31, 2013. Active selling communities for the year ended December 31, 2014 was 21 as compared to 9 for the year ended December 31, 2013. Additionally, the increase in number of selling communities The increase in the average number of active selling communities was mainly caused by new communities added as a result of our Citizens Acquisition.

Our cancellation rate in 2014 decreased to 8.0% compared to 12.8% in 2013. The reduction was due in part to the influence of broader national factors, such as unease over the partial federal government shutdown and concerns over interest rate volatility, which adversely affected regional consumer confidence in the prior year. The decrease in our average sales price of backlog at year 2014 compared to 2013 was mainly because in 2013 we were primarily building and selling new homes in communities with higher average home prices particularly in Santa Clara and San Benito counties in California, which generally have higher average home prices than our other selling communities, especially in the Southeast.

Owned and Controlled Lots

As of December 31, 2014 and 2013, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,368 and 5,380 lots, respectively, as represented in the tables below (excludes home inventory):

	Year Ended
	December 31,		Increase (Decrease)
Lots Owned	2014	2013	Lots	%
West	4,410	4,030	380	9.4%
Southeast	1,033	—	1,033	100.0%
Total	5,443	4,030	1,413	35.1%

Lots Controlled(1)
West	469	1,350	(881)	(65.3)%
Southeast	456	—	456	100.0%
Total	925	1,350	(425)	(31.5)%
Total Lots Owned and Controlled(1)	6,368	5,380	988	18.4%

(1)	Lots controlled include lots subject to purchase or option contracts.

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

Revenue

	Year ended December 31,
	2014	2013	Change
	(in thousands)%
Homebuilding
Revenue	$155,417	$72,511	$82,906	114.3%
Homes delivered (units)	432	196	236	120.4%
Average selling price	$360	$370	$(10)	(2.7)%
Average cost of sales	$300	$293	$7	2.4%

Land development
Revenue	$32,513	$20,215	$12,298	60.8%
Lots sold (units)	348	253	95	37.5%
Average selling price	$93	$80	$13	16.3%
Average cost of sales	$73	$55	$18	32.7%

Other revenue
Revenue	$3,253	—	$3,253	100.0%

Total revenue	$191,183	$92,726	$98,457	106.2%

Total revenue for the year ended December 31, 2014 increased by $98.5 million, or 106.2%, to $191.2 million, as compared to $92.7 million for the year ended December 31, 2013. The increase in revenue was primarily the result of increased home sales during the 2014 period, attributable to an increased number of active selling communities and favorable sales pace at certain of those communities. These factors were favorably impacted during 2014 in part by a housing recovery in our markets, which contributed to increased demand for homes by homebuyers in many of our markets. The increase in number of average selling communities was mainly the result of our Citizens Acquisition.

Homebuilding Revenue

Homebuilding revenue for the year ended December 31, 2014 increased by $82.9 million, or 114.3%, to $155.4 million, from $72.5 million for the year ended December 31, 2013. This was primarily the result of an increase in the number of homes sold to 432 during 2014, as compared to 196 homes during 2013. The increase of homes sold was mainly caused by higher number of average active selling communities during 2014 when compared to 2013 primarily resulted from our Citizens Acquisition. Of the 21 active selling communities as of end of December 31, 2014, 7 were located in the Southeast (average selling communities as of and for the year ended December 31, 2014 consists of those developments where we have more than 15 homes remaining to deliver). The increase in revenue was due to an increase in number of homes sold was partially offset by a decrease in average selling price in 2014 to $360,000 from $370,000 during 2013. This decrease in average selling price was mainly caused by the change in regional mix of homes sold. We sold 309 homes in our West homebuilding segment with an average selling price of approximately $415,000 and 123 homes in our Southeast homebuilding segment with an average selling price of approximately $220,000. Of the increase in homebuilding revenue during 2014 from the prior year, $87.3 million was related to increased units delivered offset by a decrease of $4.4 million due to a decrease in average selling price.

Land Development Revenue

Despite our emphasis on growing our homebuilding operations, we continue to seek and benefit from opportunistic land sales to third-party homebuilders. Land development revenue for the year ended December 31, 2014 increased by $12.3 million, or 60.8%, to $32.5 million, as compared to $20.2 million for the year ended December 31, 2013. This was primarily the result of an increase in the number of lots sold to 348 during 2014, as compared to 253 lots during 2013. Of the $12.3 million increase in land development revenue, approximately $7.6 million was due to an increase in number of lots sold and $4.7 million was due to increase in pricing. Various factors can affect the price of land including the status of land sold (e.g., fully entitled, improved or unimproved) and housing market conditions in the markets in which the land sales occur. The lots sold during the 2014 period were a mix of improved and unimproved parcels in the South San Francisco Bay, Puget Sound, and Central Valley areas. The lots sold during the 2013 period were a mix of improved and unimproved parcels in the South San Francisco Bay and Puget Sound areas.

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

 Gross Margin and Adjusted Gross Margin

	Year Ended December 31,
	2014	%	2013	%
	(Dollars in thousands)
Consolidated
Revenue	$191,183	100.0%	$92,726	100.0%
Cost of sales	157,871	82.6%	71,320	76.9%
Gross margin	33,312	17.4%	21,406	23.1%
Add: interest in cost of sales	2,792	1.5%	1,183	1.3%
Add: impairment and abandonment charges	173	0.1%	309	0.3%
Adjusted gross margin(1)	$36,277	19.0%	$22,898	24.7%
Consolidated gross margin percentage	17.4%		23.1%
Consolidated adjusted gross margin percentage(1)	19.0%		24.7%

Homebuilding
Homebuilding revenue	$155,417	100.0%	$72,511	100.0%
Cost of home sales	129,577	83.4%	57,500	79.3%
Homebuilding gross margin	25,840	16.6%	15,011	20.7%
Add: interest in cost of home sales	2,789	1.8%	1,174	1.6%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$28,629	18.4%	$16,185	22.3%
Homebuilding gross margin percentage	16.6%		20.7%
Adjusted homebuilding gross margin percentage(1)	18.4%		22.3%

Land Development
Land development revenue	$32,513	100.0%	$20,215	100.0%
Cost of land development	25,466	78.3%	13,820	68.4%
Land development gross margin	7,047	21.7%	6,395	31.6%
Add: interest in cost of land development	3	—%	9	—%
Add: impairment and abandonment charges	173	0.5%	309	1.5%
Adjusted land development gross margin(1)	$7,223	22.2%	$6,713	33.2%
Land development gross margin percentage	21.7%		31.6%
Adjusted land development gross margin percentage(1)	22.2%		33.2%

Other
Other revenue	$3,253	100.0%	—	—%
Cost of revenue	2,828	86.9%	—	—%
Other revenue gross and adjusted margin	$425	13.1%	—	—%
Other revenue gross and adjusted margin percentage	13.1%		—%
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

We believe this information is meaningful, because it isolates the impact that leverage and non-cash impairment and abandonment charges have on gross margin. Management uses adjusted gross margin when comparing our results with competitors and versus our internal budgets since the components (e.g. construction costs, land costs, incentives, etc.) are controllable at the operational level. However, because adjusted gross margin information excludes interest expense and impairment and abandonment charges, all of which have real economic effects and could materially impact our results, the utility of adjusted gross margin information as a measure of our operating performance is limited. In addition, other companies may not calculate gross margin information in the same manner that we do.

Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. The table above provides a reconciliation of adjusted gross margin numbers to the most comparable U.S. GAAP financial measure.

Our homebuilding gross margin percentage decreased by 4.1% from 20.7% in 2013 to 16.6% in 2014. This was mainly caused by higher cost basis of homes sold in 2014, as compared to the homes sold in prior year, as well as an increase in buyer incentives and higher interest costs from increased borrowings. Our homebuilding adjusted gross margin percentage decreased by 3.9% during the year ended December 31, 2014 over the prior year comparable period. The decrease in the adjusted gross margin percentage was also caused by the same factors stated above for gross margin excluding interest cost, a cost not included in this measure.

The decrease of 9.9% in our land development gross margin and 11.0% of land development adjusted gross margin percentage for the year ended December 31, 2014, as compared to the same period in 2013, was primarily attributable to higher cost basis in the lots we sold during the 2014 period due to change in geographical mix of lots sold.

Our other revenue was the result of construction management services, which began in April 2014 with the Citizens Acquisition.

Sales and Marketing and General and Administrative Expense

We are a growing company and have increased our resources, with a related increase in expenses, to accommodate that growth; however, we do not expect that our future operating expenses will be directly related to revenue, as we believe we have the opportunity to achieve operational efficiencies in connection with any future revenue growth.
Our operating expenses for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,		Change		As a Percentage of Total Revenue

	2014	2013	Dollars	%	2014	2013
	(in thousands)
Sales and marketing	$13,748	$6,647	$7,101	106.8%	7.2%	7.2%
General and administrative	27,406	19,368	8,038	41.5%	14.3%	20.9%
Total sales and marketing and general and administrative	$41,154	$26,015	$15,139	58.2%	21.5%	28.1%

Sales and marketing expense for the year ended December 31, 2014 increased approximately $7.1 million, or 106.8%, to $13.7 million, as compared to approximately $6.6 million for the comparable 2013 period. The increase in sales and marketing expense was primarily attributable to a 120.4% increase in the number of homes delivered for the year ended December 31, 2014, as compared to the same period in 2013. As a percentage of total revenue, sales and marketing expense remained constant at approximately 7.2% during the years ended December 31, 2014 and 2013.

General & Administrative ("G&A") expense for the year ended December 31, 2014 increased approximately $8.0 million, or 41.5%, to $27.4 million, as compared to $19.4 million for the 2013 period. The increase in G&A expense for the 2014 period as compared to the same period prior year was largely the result of expenses associated with becoming a public company in July of 2013 and increased headcount which increased personnel and related costs. Total headcount increased to 173 employees as of December 31, 2014 from 90 employees as of December 31, 2013. Total number of employees as of the end of fiscal year 2014 included 58 employees associated with our Southeast operating segment which was added as part of Citizens Acquisition. Stock-based compensation expense of approximately $3.6 million was recorded for the year ended December 31, 2014, as compared to $2.2 million for the comparable period in the prior year. Moreover, approximately $778,000 of transaction costs related to the Citizens Acquisition were included in the results for the year ended December 31, 2014; no such expenses were incurred during the comparable period in the prior year. These were offset by the revision of our estimate of the probable amount of contingent consideration due to Citizens which reduced G&A by $377,000. As a percentage of total revenue, G&A expense decreased to 14.3% during the year ended December 31, 2014, as compared to 20.9% for the comparable prior year period. The decrease was mainly due to a higher revenue base in 2014 relative to the increase in G&A expense.

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

Reporting Segments

We are a leading homebuilder and land developer with expertise in residential land acquisition, development, and entitlement, as well as home design, construction, and sales. We operate in the states of California, Washington, North Carolina, South Carolina and Tennessee. We have homebuilding and land development reportable segments in our West operating segment and our Southeast operating segment.

The Company continuously evaluates its homebuilding and land development operations to ensure that resources were appropriately allocated. Based on this evaluation, the Company has classified its operating activities into two geographical regions, West and Southeast. See Note 12 “Segment Information” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table presents financial information related to reporting segments for the year indicated (in thousands):

	Revenues			Gross Margin
	2015	2014	2013	2015		2014		2013
Homebuilding
West	$191,884	$128,334	$72,511	$35,666	18.6%	$21,858	17.0%	$15,011	20.7%
Southeast	60,713	27,083	—	9,261	15.3%	3,982	14.7%	—	—
Total homebuilding	252,597	155,417	72,511	44,927	17.8%	25,840	16.6%	15,011	20.7%
Land development
West	21,074	32,513	20,215	5,853	27.8%	7,047	21.7%	6,395	31.6%
Southeast	60	—	—	(10)	(16.7)%	—	—%	—	—%
Total land development	21,134	32,513	20,215	5,843	27.6%	7,047	21.7%	6,395	31.6%
Other (a)	5,060	3,253	—	697	13.8%	425	13.1%	—	—
Total	$278,791	$191,183	$92,726	$51,467	18.5%	$33,312	17.4%	$21,406	23.1%

(a)
Other includes revenues from construction management services provided by the Company related to its April 2014 Citizens Acquisition and is not attributable to the homebuilding or land development operations.

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding reportable segments by our West and Southeast operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
	(in thousands)
2015
West	$191,884	76.0%	432	61.6%	$444,176
Southeast	60,713	24.0%	269	38.4%	225,699
Total	$252,597	100.0%	701	100.0%	$360,338

2014
West	$128,334	82.6%	309	71.5%	$415,320
Southeast	27,083	17.4%	123	28.5%	220,187
Total	$155,417	100.0%	432	100.0%	$359,762

2013
West	$72,511	100.0%	196	100.0%	$369,954
Southeast	—	—%	—	—%	—
Total	$72,511	100.0%	196	100.0%	$369,954

For the years ended December 31, 2015 and 2014, our West homebuilding segment accounted for approximately 76.0% and 82.6%, respectively, of our consolidated homebuilding revenue, compared to our Southeast homebuilding segment which accounted for approximately 24.0% and 17.4%, respectively, of our consolidated homebuilding revenue.

Prior to 2014, all homebuilding revenues were attributed to our West homebuilding reportable segment.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations.

	Land development Revenue	Lots sold
	(In thousands)
2015
West	$21,074	294
Southeast	60	1
Total	$21,134	295

2014
West	$32,513	348
Southeast	—	—
Total	$32,513	348

2013
West	$20,215	253
Southeast	—	—
Total	$20,215	253

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

Segment Reporting:

The Company has segmented its operating activities into two geographical regions. The Company currently has homebuilding and land development reportable segments in the West and Southeast. As such, all segment information is shown under the West and Southeast homebuilding and land development reportable segments.

In accordance with the applicable accounting guidance, the Company considered similar economic and other characteristics, including geography, product types, average selling prices, gross margins, production processes, suppliers, subcontractors, regulatory environments, land acquisition results and underlying supply and demand in determining its reportable segments.

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period of development for land inventories and during construction for home inventories. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are delivered. To the extent the Company's debt exceeds the cost of the related asset under development, the Company expenses that portion of the interest incurred. Qualifying assets include projects that are actively under construction or under development.

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

Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventories are written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition or is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. Completed homes are included in real estate inventories in the accompanying consolidated balance sheets at the lower of cost or net realizable value.

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

When estimating undiscounted future cash flows of its real estate assets, the Company makes various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available on the market, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs incurred to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property. As of December 31, 2015, real estate assets in which the estimated undiscounted future cash flows were not in excess of their carrying values were written-down to their fair value resulting in an impairment charge of $923,000.

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

Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the consolidated statements of operations and comprehensive income or loss as "Impairment of goodwill." Measurement of the fair value of a reporting unit is based on one or more of the following measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

As of December 31, 2015, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014. See Note 6 “Business Combination” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of intangible assets.

Homebuilding, Land Development Sales and Other Revenues Profit Recognition:

In accordance with Financial Accounting Standard Board (“FASB”) issued Accounting Standard Codification ("ASC") Topic 360 - Property, Plant, and Equipment, revenue from home sales and other real estate sales are recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement with the sold asset. The Company does not offer financing to any buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales, which is dependent on an allocation of costs.

In addition to homebuilding and land development, with the completion of the Citizens Acquisition, the Company provided construction management services pursuant to which it builds homes on behalf of property owners. Revenue from providing these services is included in other revenues in the consolidated statement of operations and comprehensive income or loss. The property owners fund all project costs incurred by the Company to build the homes. The Company primarily enters into “cost plus fee” contracts where it charges property owners for all direct and indirect costs plus a negotiated management fee. The management fee is typically a fixed fee, based on a percentage of the cost or home sales revenue of the project, depending on the terms of the agreement with the property owners. In accordance with ASC Topic 605, Revenue Recognition, revenues from construction management services are recognized based upon a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual costs incurred, plus the portion of the management fee it has earned to date. In the course of providing construction management services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners. These costs are included in the Company’s cost of sales in the consolidated statement of operations and comprehensive income or loss. This business was subsequently sold in the fourth quarter of 2015 and therefore, we do not expect to generate revenues from construction management services in the future.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with applicable guidance under ASC 718.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales-homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount the Company expects to pay for warranty work. The Company assesses the adequacy of its warranty reserves on a quarterly basis and adjust the amounts recorded, if necessary. Warranty reserves are included in accrued liabilities in the accompanying consolidated balance sheets.

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

Based on the relevant accounting guidance, the Company concluded that when it enters into a purchase agreement to acquire real estate from an entity, a variable interest entity (“VIE”), may be created. The Company evaluates all option and purchase agreements for real estate to determine whether they are a VIE. The applicable accounting guidance requires that for each VIE, the Company assess whether it is the primary beneficiary and, if it is, the Company would consolidate the VIE in its consolidated financial statements in accordance with ASC Topic 810 - Consolidations, and reflect such assets and liabilities as “Real estate inventories not owned.”

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

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at December 31, 2015 or December 31, 2014.

Price Participation Interests:

From time to time, certain land purchase contracts and other agreements include provisions for additional payments to the sellers. These additional payments are contingent on certain future outcomes, such as, selling homes above a certain preset price or achieving an internal rate of return above a certain preset level. These additional payments, if triggered, are accounted for as cost of sales when they become due, however, they are neither fully determinable, nor due, until the transfer of title to the buyer is complete. Accordingly, no liability is recorded until the sale is complete.

Income Taxes:

The Company's provision for income tax expense includes federal and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting basis of the Company's assets and liabilities. The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carry-forward periods available to the Company for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we considered three years of cumulative operating income or loss of the Company and its predecessor.

In making this assessment, management considered all available positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized in future periods. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. As a result of the analysis of all available evidence as of December 31, 2015 and December 31, 2014, the Company recorded a full valuation allowance on our net deferred tax assets. If the Company's assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

Noncontrolling Interest:

The Company reports the share of its results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned, as noncontrolling interest in the accompanying consolidated financial statements.  In the consolidated statement of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 "Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of certain recent accounting pronouncements on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of capital for the years ended December 31, 2015, 2014 and 2013 were funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities and capital contributions to PICO. Our principal sources of liquidity were cash on hand, cash provided by operations, cash provided by financing activities (such as acquisition, development and construction financing and the issuance and sale of our Senior Notes ) and, through the date of our IPO, capital contributions from PICO. As of December 31, 2015, we had approximately $39.8 million of cash and cash equivalents.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding, except that we do not expect to receive any capital contributions from PICO in the future.

In accordance with the operating agreement between its partners, UCP LLC is required to distribute quarterly minimum tax payments with an annual total equal to 41% of all such taxable income by March 15 of the following year.  Consequently, in March 2016, UCP LLC will distribute $3.9 million to PICO to meet this requirement.  In addition, UCP LLC estimated it will distribute another $871,000 to PICO by April 15 and each quarter thereafter for estimated quarterly amounts due given its expectations of taxable income during 2016.

We believe that we have access to sufficient capital resources to fund our business for at least the next twelve months. We generally have the ability to defer future investment activity, such as acquiring and developing land or building additional homes for sale, until such time as we have adequate capital resources available to us. We also have the ability to sell land as an ordinary part of our business, which is influenced by supply and demand and factors in the markets where we own land assets.

Our funding strategy contemplates the use of debt and equity financing and the reinvestment of cash from operations. We generally attempt to match the duration of our real estate assets with the duration of the capital that finances each real estate asset. We generally look to finance our homes under construction, which have a short duration, with a combination of long-term capital (equity and long-term bonds) and short-term bank financing. We generally look to finance our finished lots that will be put in production within one year, and therefore have a short duration, with a combination of long-term capital (equity and long-term bonds) and short-term bank financing. We generally look to finance our assets with a long duration, such as land held for future development or finished lots that will not be put into production for more than one year, with long-term capital (equity and long-term bonds).

As of December 31, 2015, we had $245.4 million invested in our long duration assets of land held and land under development. For a description of our real estate inventories and outstanding indebtedness as of December 31, 2015, see Note 4, "Real Estate Inventories," and Note 8, "Debt," respectively, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We seek to manage our balance sheet in a manner that provides us with flexibility to access various types of financing, such as equity capital, secured debt and unsecured debt financing. For example, on October 21, 2014, we completed a private offering of $75 million aggregate principal amount of our 8.5% Senior Notes due 2017. We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt. For a description of our outstanding indebtedness as of December 31, 2015, see Note 8, "Debt" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The Senior Notes are guaranteed on an unsecured senior basis by each of our subsidiaries (the “Subsidiary Guarantors”). The Senior Notes and the guarantees are the Company's, and the Subsidiary Guarantors’, senior unsecured obligations and rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to all of our, and the Subsidiary Guarantors’, future subordinated debt. The Senior Notes and the guarantees are effectively subordinated to any of our and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.

We may redeem the Senior Notes, in whole but not in part, at any time at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium, if applicable. Upon the occurrence of a change of control, we must offer to repurchase the Senior Notes for cash at a price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. Under the Indenture, a “change of control” generally means (i) any person or group of related persons acquires more than 35% of our voting stock or (ii) we transfer all or substantially all of our consolidated assets to any person or group of related persons, in each case other than PICO and its affiliates.

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

As set forth below, as of December 31, 2015, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Consolidated Tangible Assets Test and the Minimum Liquidity Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

	As of December 31, 2015	Requirement
	(In thousands)
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$400,818
Consolidated Tangible Assets subject to Liens (1)	194,544
Consolidated Tangible Assets not subject to Liens (1)	$206,274	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$400,818
Total Indebtedness	157,490
Net Worth	$243,328	≥ $ 175,000

Minimum Liquidity Test
Cash and Cash Equivalents	$40,729
Restricted Cash (2)	900
Unrestricted Cash and Cash Equivalents (2)	$39,829	≥ $ 15,000

	(In thousands)
Consolidated Tangible Assets Test		Requirement
Consolidated Tangible Assets as of December 31, 2015	$400,818
Consolidated Tangible Assets as of January 1, 2015	363,726
Increase in Consolidated Tangible Assets during 2015 (3)	$37,092	Δ ≤ ($25,000)

Consolidated Tangible Assets as of December 31, 2015	$400,818
Consolidated Tangible Assets as of October 21, 2014	293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (3)(4)	$107,034	Δ ≤ ($50,000)

(1)
“Liens,” as used in this table, means Liens other than Liens of the type described in clauses (b), (c), (e), (f), (h), (i), (j), (t), (v), (w), (x) and (y) of the definition of “Permitted Liens” under the Indenture. In general, this excludes certain Liens securing obligations that are not indebtedness for money borrowed.

(2)
Unrestricted cash and cash equivalents excludes restricted cash and other restricted cash balance requirements. Restricted cash excludes the $15M requirement under the Indenture for purposes of the tests shown above.

(3)
We may not permit our Consolidated Tangible Assets to decrease by more than $25 million in any fiscal year or more than $50 million in the aggregate at any time after October 21, 2014 (i.e. the date of issue of the Senior Notes).

(4) Based on Consolidated Tangible Assets as of September 30, 2014, the end of the quarter immediately preceding the issue of the Senior Notes.
In addition, (i) as of December 31, 2015 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended December 31, 2015 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended December 31, 2015 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

Debt-to-Capital and Net Debt-to-Capital Ratios

 We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31,
	2015	2014
Debt	$157,490	$135,451
Equity	217,408	211,267
Total capital	$374,898	$346,718
Ratio of debt-to-capital	42.0%	39.1%
Debt	$157,490	$135,451

Net cash and cash equivalents	$40,729	$42,283
Less: restricted cash and minimum liquidity requirement	15,900	15,250
Unrestricted cash and cash equivalents	24,829	27,033

Net debt	$132,661	$108,418
Equity	217,408	211,267
Total adjusted capital	$350,069	$319,685
Ratio of net debt-to-capital (1)	37.9%	33.9%

(1)
The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents, including restricted cash balance requirements) by the sum of net debt plus stockholders’ and member's equity. The most directly comparable U.S. GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We reconcile this non-U.S. GAAP financial measure to the ratio of debt-to-capital in the table above. The Company’s calculation of net debt-to-capital ratio might not be comparable with other issuers or issuers in other industries.

Cash Flows - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Our comparison of cash flows for the year ended December 31, 2015 as compared to the year ended December 31, 2014, is as follows:

Net cash used in operating activities for 2015 was $21.1 million compared to a decrease of $109.4 million from 2014. In 2014, we used $130.5 million in net cash in our operating activities. In 2015, we generated $8.6 million of net income before non-cash expenses of stock-based compensation, impairment and abandonment charges, depreciation and amortization, as well as, an adjustment to the fair value of our contingent consideration, as compared to net loss before non-cash expenses of $3.7 million in 2014.

In 2015, we used $38.5 million to finance an increase in our real estate inventories as compared to $131.0 million in 2014, a decrease of $92.6 million. The increase in inventories in 2015 was partially attributable to significant land purchases, including $24.8 million in our West operating segment and $3.8 million in our Southeast operating segment. In 2015, we used $2.4 million to finance growth in other assets and receivables as compared to $2.7 million in 2014.

In 2015, we used net cash for investing activities of $1.0 million related to purchasing fixed assets, representing a decrease of $14.3 million from cash used for investing activities in 2014 In 2014 we used net cash for investing activities of $15.3 million, $14.0 million of which is related to our acquisition of Citizens Homes, $1.0 million of which related to our purchase of fixed assets, and $0.3 million of restricted cash.

We generated $19.9 million of net cash by financing activities in 2015 as compared to $100.3 million in 2014. In 2015, proceeds from acquisition, development and construction loans totaled $134.5 million while repayments on theseloans totaled $112.4 million. In 2014, in support of the growth in real estate inventories and the acquisition of Citizens Homes, we generated net proceeds from the issuance of our Senior Notes of $74.6 million and proceeds from acquisition, development and construction loans of $78.3 million. In 2014, the repayments on these loans totaled $48.4 million. We incurred $0.8 million of debt issuance costs in 2015 as compared to 2014 when we incurred $1.9 million of debt issuance costs. Debt issuance costs in 2014 were higher as a result of issuing the senior notes.

In 2015, we paid a cash tax distribution to noncontrolling interest (i.e. PICO) of approximately $1.0 million; in 2014, we paid a cash tax distribution to noncontrolling interest (i.e. PICO) of $0.7 million.

As a result of our net cash from operating, investing and financing activities, we decreased our cash and cash equivalents by $2.2 million to a balance of $39.8 million as of December 31, 2015. In 2014 we decreased our cash balance by $45.5 million to $42.0 million.

Cash Flows - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our comparison of cash flows for the year ended December 31, 2014 as compared to the year ended December 31, 2013, is as follows:

Net cash used in operating activities for 2014 was $130.5 million, an increase of $95.6 million from 2013. In 2014, we used $34.9 million in net cash in our operating activities. In 2014, we generated a net loss of $3.7 million before no-cash expenses of stock-based compensation, impairment and abandonment charges, depreciation and amortization, as well as an adjustment to the fair value of our contingent consideration, as compared to net loss before non-cash expenses of $1.5 million in 2013.

In 2014, we used $131.0 million to finance an increase in our real estate inventories as compared to $45.1 million in 2013, a decrease of $85.9 million. The increase in inventories was partially attributable to significant land purchases, including $76.9 million in our West operating segment and $32.2 million in our Southeast operating segment. In 2014, we used $2.7 million to finance growth in other assets and receivables as compared to $0.8 million million in 2013.

In 2014, we used net cash for investing activities of $15.3 million compared to $0.6 million in 2013. In 2014 we used $14.0 million of cash related to the acquisition of Citizens Homes and $1.0 million was used for the purchase of fixed assets. The net cash for investing activities in 2013 of $0.6 million is attributable to the purchase of fixed assets.

We generated $100.3 million of net cash tby financing activities in 2014 as compared to $112.7 million in 2013. In 2014, we received $74.6 million of net proceeds from the issuance of Senior Notes and proceeds from acquisition, development and construction loans of $78.3 million, for a total of $152.9 million. In 2014, the repayments of the acquisition, development and construction loans totaled $48.4 million. In 2013, we completed our IPO, issuing 7,750,000 shares of our Class A common stock for net proceeds of $105.5 million. In 2013, we generated $33.6 million of proceeds from acquisition, development and construction loans and repayments on these loans totaled $38.5 million. During 2013, prior to our IPO, PICO invested $37.5 million through cash contributions in support of our growth, and we distributed $25.4 million to PICO; the net contributions from PICO were $12.1 million in 2013 prior to the IPO. We incurred $1.9 million of debt issuance costs in 2014 related to our Senior Notes and our acquisition, development and construction loans compared to 2013 when we did not incur any debt issuance costs.

In 2014, after our IPO, we paid a cash tax distribution to noncontrolling interest (i.e. PICO) of $0.7 million.

As a result of our net cash from operating, investing and financing activities, we decreased our cash and cash equivalents by $45.5 million to a balance of $42.0 million as of December 31, 2014. In 2013 we increased our cash balance by $77.2 million to $87.5 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we may enter into purchase or option contracts to procure lots for development and construction of homes or for sale to third-party homebuilders. We are subject to customary obligations associated with entering into contracts for the purchase of land. These contracts to purchase land typically require a cash deposit and are generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.

We may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from our corporate financing sources. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right to terminate our obligations under both purchase or option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.

As of December 31, 2015, we had cash deposits of $3.8 million outstanding pertaining to purchase contracts for 1,127 optioned lots with an aggregate remaining purchase price of approximately $80.1 million. For the year ended December 31, 2014, we had outstanding $2.4 million of cash deposits pertaining to purchase contracts for 925 optioned lots with an aggregate remaining purchase price of approximately $49.6 million.

As of December 31, 2015 and 2014, we had approximately $232.6 million and $134.5 million, respectively, of existing loan commitments, of which approximately $75.1 million and $87.3 million, respectively, was available to us for future borrowing. For additional information, see Note 8, “Debt” to our consolidated financial statements included elsewhere in this report.

We are often required to provide municipalities and other government agencies performance bonds to secure the completion of our projects and/or in support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of December 31, 2015 and 2014, we had outstanding surety bonds totaling approximately $37.1 million and $38.0 million, respectively. If any such performance bonds are called, we would be obligated to reimburse the issuer of the performance bond. We do not believe that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, the timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we generally deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$42,419	$115,072	—	—	$157,491
Interest on debt	9,174	6,671	—	—	15,845
Operating leases	1,039	1,966	626	18	3,649
Total	$52,632	$123,709	$626	$18	$176,985

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2015.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2015, we had approximately $75.2 million of total variable rate debt outstanding (or 47.8% of total indebtedness) with a weighted average interest rate of 4.21% per annum. As of December 31, 2014, we had approximately $57.3 million of total variable rate debt outstanding (or 42.3% of total indebtedness) with a weighted average interest rate of 6.56% per annum. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the year ended December 31, 2015. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. In seeking to achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2015, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (dollars in thousands):

	2016	2017	2018	Total
Variable interest debt
Debt currently at 3.34%	$2,504	—	—	$2,504
Debt currently at 3.52%	2,328	—	—	2,328
Debt currently at 3.93%	—	9,785	—	9,785
Debt currently at 4.19%	34,528	18,456	—	52,984
Debt currently at 5.00%	—	4,581	—	4,581
Debt currently at 5.25%	717	—	—	717
Debt currently at 5.50%	2,342	—	—	2,342
Total variable interest debt	$42,419	$32,822	—	$75,241

Fixed interest debt
Debt currently at 10.00%	—	1,604	—	1,604
Debt currently at 8.50%	—	74,710	—	74,710
Debt currently at 8.00%	—	—	4,000	4,000
Debt currently at 5.00%	—	—	—	—
Debt currently at 0.00%	—	1,935	—	1,935
Total fixed interest debt	—	$78,249	$4,000	$82,249

Total variable and fixed debt	$42,419	$111,071	$4,000	$157,490

The foregoing table reflects indebtedness outstanding as of December 31, 2015 and does not include indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and any hedging strategies that we may use at that time.

Changes in market interest rates impact the fair value of our fixed rate debt, but such changes have no impact on our consolidated financial statements. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of December 31, 2015, the estimated fair value of our fixed rate debt was $90.1 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

We performed sensitivity analysis of our assets and liabilities subject to the above risks.  For our variable rate debt, we analyzed the impact on our financial statements of a 100 basis point, or 1.00% increase or decrease in interest rates, and determined that the impact on our results of operations and balance sheet will increase or decrease by approximately $752,410 and $573,350, subject to applicable interest rate floors as of December 31, 2015 and 2014, respectively.

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
San Jose, CA

We have audited the accompanying consolidated balance sheets of UCP, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income or loss, equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCP, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 11, 2016

UCP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$39,829	$42,033
Restricted cash	900	250
Real estate inventories	360,989	321,693
Fixed assets, net	1,314	1,571
Intangible assets, net	236	586
Goodwill	4,223	4,223
Receivables	1,317	1,291
Other assets	7,413	5,804
Total assets	$416,221	$377,451

Liabilities and equity
Accounts payable	$14,882	$1,975
Accrued liabilities	24,616	28,284
Customer deposits	1,825	474
Notes payable	82,780	60,901
Senior notes, net	74,710	74,550
Total liabilities	198,813	166,184

Commitments and contingencies (Note 14)

Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding at December 31, 2015; no shares issued and outstanding at December 31, 2014	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 8,014,434 issued and outstanding at December 31, 2015; 7,922,216 issued and outstanding at December 31, 2014	80	79
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at December 31, 2015; 100 issued and outstanding at December 31, 2014	—	—
Additional paid-in capital	94,683	94,110
Accumulated deficit	(4,563)	(6,934)
Total UCP, Inc. stockholders’ equity	90,200	87,255
Noncontrolling interest	127,208	124,012
Total equity	217,408	211,267
Total liabilities and equity	$416,221	$377,451

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(In thousands, except shares and per share data)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
REVENUE:
Homebuilding	$252,597	$155,417	$72,511
Land development	21,134	32,513	20,215
Other revenue	5,060	3,253	—
Total revenue	278,791	191,183	92,726

COSTS AND EXPENSES:
Cost of sales - homebuilding	206,747	129,577	57,500
Cost of sales - land development	15,291	25,466	13,820
Cost of sales - other revenue	4,363	2,828	—
Impairment on real estate	923	—	—
Total cost of sales	227,324	157,871	71,320
Gross margin - homebuilding	45,850	25,840	15,011
Gross margin - land development	5,843	7,047	6,395
Gross margin - other revenue	697	425	—
Gross margin - impairment on real estate	(923)	—	—
Sales and Marketing	18,943	13,748	6,647
General and Administrative	26,878	27,406	19,368
Total costs and expenses	273,145	199,025	97,335
Income (loss) from operations	5,646	(7,842)	(4,609)
Other income, net	206	121	322
Net income (loss) before income taxes	$5,852	$(7,721)	$(4,287)
Provision for income taxes	(69)	—	—
Net income (loss)	$5,783	$(7,721)	$(4,287)
Net income (loss) attributable to noncontrolling interest	$3,412	$(2,728)	$(2,346)
Net income (loss) attributable to shareholders of UCP, Inc.	2,371	(4,993)	(1,941)
Other comprehensive income (loss), net of tax	—	—	—
Comprehensive income (loss)	$5,783	$(7,721)	$(4,287)
Comprehensive income (loss) attributable to noncontrolling interest	$3,412	$(2,728)	$(2,346)
Comprehensive income (loss) attributable to shareholders of UCP, Inc.	$2,371	$(4,993)	$(1,941)

	December 31, 2015	December 31, 2014	IPO to December 31, 2013
Earnings (loss) per share:
Basic	$0.30	$(0.63)	$(0.25)
Diluted	$0.30	$(0.63)	$(0.25)

Weighted average common shares:
Basic	7,966,765	7,870,269	7,750,000
Diluted	7,973,488	7,870,269	7,750,000

 See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except number of shares)

	UCP, LLC and Subsidiaries	UCP, Inc. Shareholders’ Equity
	Members' equity	Shares of Common Stock Outstanding		Common Stock		Additional paid-in Capital	Accumulated Deficit	Noncontrolling interest	Total equity
		Class A	Class B	Class A	Class B
Balance at December 31, 2012	102,315
Member contribution	37,512
Repayments of member contributions	(25,443)
Net loss, pre IPO	(2,209)
Class A - Issuance of common stock, net of issuance costs		7,750,000		$78		$105,376			$105,454
Class B - Issuance of common stock, net of issuance costs			100		$—				—
Allocation of Class B issuance to noncontrolling interest	(112,175)					47,394		$64,781	112,175
Changes in ownership of noncontrolling interest						(60,899)		60,899	—
Stock-based compensation expense						1,246		919	2,165
Net loss, post IPO							$(1,941)	(137)	(2,078)
Balance at December 31, 2013	—	7,750,000	100	$78	$—	$93,117	$(1,941)	$126,462	$217,716
Class A - Issuance of common stock for RSU's, net of withholding taxes paid for vested RSU's		172,216		1		(819)		(801)	(1,619)
Stock-based compensation expense						1,812		1,753	3,565
Distribution to noncontrolling interest								(674)	(674)
Net loss							(4,993)	(2,728)	(7,721)
Balance at December 31, 2014	$—	7,922,216	100	$79	$—	$94,110	$(6,934)	$124,012	$211,267
Class A - Issuance of common stock for RSU's, net of withholding taxes paid for vested RSU's		92,218		1		(160)		(211)	(370)
Stock-based compensation expense						733		977	1,710
Distribution to noncontrolling interest								(982)	(982)
Net income							2,371	3,412	5,783
Balance at December 31, 2015	$—	8,014,434	100	$80	$—	$94,683	$(4,563)	$127,208	$217,408

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$5,783	$(7,721)	$(4,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,710	3,565	2,165
Abandonment charges	152	173	309
Impairment on real estate inventories	923	—	—
Depreciation and amortization	622	599	271
Fair value adjustment of contingent consideration	(818)	(377)	—
Changes in operating assets and liabilities:
Real estate inventories	(38,476)	(131,045)	(45,137)
Receivables	(26)	(444)	(542)
Other assets	(2,362)	(2,293)	(236)
Accounts payable	12,907	1,383	585
Accrued liabilities	(2,921)	5,638	11,938
Customer deposits	1,351	24	24
Income taxes payable	69	—	—
Net cash used in operating activities	(21,086)	(130,498)	(34,910)
Investing activities
Purchases of fixed assets	(330)	(1,004)	(619)
Citizens acquisition	—	(14,006)	—
Restricted cash	(650)	(250)	—
Net cash used in investing activities	(980)	(15,260)	(619)
Financing activities
Cash contributions from member	—	—	37,512
Cash distributions to member	—	—	(25,443)
Distribution to noncontrolling interest	(982)	(674)	—
Proceeds from notes payable	134,470	78,313	33,637
Proceeds from senior notes, net of discount	—	74,550	—
Repayment of notes payable	(112,430)	(48,362)	(38,452)
Proceeds from IPO (net of offering costs)	—	—	105,454
Debt issuance costs, net of offering costs	(826)	(1,920)	—
Withholding taxes paid on vested RSU's	(370)	(1,619)
Net cash provided by financing activities	19,862	100,288	112,708
Net (decrease) increase in cash and cash equivalents	(2,204)	(45,470)	77,179
Cash and cash equivalents – beginning of period	42,033	87,503	10,324
Cash and cash equivalents – end of period	$39,829	$42,033	$87,503

Supplemental disclosure of noncash transactions
Debt incurred to acquire real estate inventories	—	—	$6,653
Accrued offering and debt issuance costs	—	$473	—

Non-cash investing and financing activity

Exercise of land purchase options acquired with acquisition of business	$196	$141	—
Fair value of assets acquired from the acquisition of business	—	$19,418	—
Cash paid for the acquisition of business	—	$(14,006)	—

Contingent consideration and liabilities assumed from the acquisition of business	—	$5,412	—

Issuance of Class A common stock for vested restricted stock units	$1,050	$3,999	—

See accompanying notes to consolidated financial statements.

UCP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS:

As used in this report, unless the context otherwise requires or indicates, references to “the Company,” "we," "our," and “UCP” refer (1) prior to the July 23, 2013 completion of the initial public offering of Class A common stock, par value $0.01 per share ( “Class A common stock”) of UCP, Inc. (the “IPO”) and related transactions, to UCP, LLC and its consolidated subsidiaries and (2) after the IPO and related transactions, to UCP, Inc. and its consolidated subsidiaries including UCP, LLC. UCP, Inc. had nominal assets and no liabilities, and conducted no operations prior to the completion of the Company’s IPO. Presentation of the historical results of UCP, Inc. would not be meaningful and accordingly the historical financial information prior to the IPO represents those of UCP, LLC.

Business Description and Organizational Structure of the Company:

Company’s Business

The Company is a homebuilder and land developer with expertise in residential land acquisition, development, and entitlement, as well as home design, construction, and sales. We operate in the states of California, Washington, North Carolina, South Carolina, and Tennessee.

On April 10, 2014, we completed the acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens”) used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, (the "Citizens Acquisition") in order to position the Company to expand its operations into markets located in North Carolina, South Carolina and Tennessee. As part of the Citizens acquisition in 2014, the Company acquired a construction management services business which was subsequently sold in the fourth quarter of 2015,

Company’s History

The Company’s operations began in 2004, and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In January 2008, the Company’s business was acquired by PICO Holdings, Inc. (“PICO”), a NASDAQ -listed, diversified holding company, which allowed the Company to accelerate the development of its business and gain access to a capital partner capable of funding its growth. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. The Company completed its IPO on July 23, 2013 and purchased a 42.3% economic interest in UCP, LLC with the net proceeds. On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens Homes, Inc. ("Citizens"), used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee (the "Citizens Acquisition"), in order to expand its operations into markets located in those states.

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

In connection with the IPO, UCP, LLC's Amended and Restated Limited Liability Company Operating Agreement (the "Operating Agreement") was amended and restated to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC and establish a new series of units (“UCP, LLC Series B Units”), are held solely by UCP, Inc., and reclassify PICO's units into 10,593,000 UCP, LLC Series A Units (the “UCP, LLC Series A Units”), which are held solely by PICO (and its permitted transferees). UCP, Inc. purchased 7,750,000 UCP, LLC Series B Units through its investment in UCP, LLC with the net proceeds from the IPO. The UCP, LLC Series B Units rank on parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution. Subsequent to the IPO and related transactions, as the sole managing member of UCP, LLC, UCP, Inc. operates and controls all of the business and affairs and consolidates the financial results of UCP, LLC and its subsidiaries. During the years ended December 31, 2014 and December 31, 2015, UCP, LLC made a distribution of $674,000 and $982,000, respectively, to PICO toward its tax liability as required by the Operating Agreement and a pro rata distribution to UCP, Inc.

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock, and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2015, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 56.9% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, effectively providing PICO with control over the outcome of votes on all matters requiring approval by the Company’s stockholders.

The Company's charter provides that its board of directors have the authority, without action by the stockholders, to designate and issue up to 50,000,000 shares of preferred stock in one or more classes or series and to fix for each class or series the powers, rights, preferences and privileges of each series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any class or series, which may be greater than the rights of the holders of the Class A common stock or Class B common stock.

Exchange Agreement

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement, pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2015, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,607,434 shares of Class A common stock outstanding.

In addition, in connection with and subsequent to the IPO, the Company issued an aggregate of 430,333 restricted stock units ("RSUs") in 2013, 66,561 in 2014, and 1,237 in 2015, to the members of its management team, other officers and employees and directors. Additionally, 71,429 and 166,081 stock options ("Options") were awarded in 2015 and 2014, respectively, and and no Options in 2013. These RSUs and Options vest at various points in time through 2018. The Company issues Class A common stock on a one-for-one basis in connection with the vesting of each RSU or exercise of Option. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange. Exchanges by PICO of its UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock are expected to result, with respect to UCP, Inc., in increases in the tax basis of the assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that UCP, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

As of December 31, 2015, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments, will vary depending on a number of factors, including:

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

Transition Services Agreement and Investor Rights Agreement

UCP, Inc. entered into a Transition Services Agreement (“TSA”) with PICO, pursuant to which PICO provided certain services to UCP, Inc., including, among other things, accounting, human resources and information technology services. As of July 31, 2015, the Company was no longer utilizing services under the agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries, and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated upon consolidation.
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

As an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, the Company has taken advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the July 23, 2013 completion of its IPO, although a variety of circumstances could cause it to lose that status earlier.

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates relate to the assessment of real estate impairments, valuation of assets, cost capitalization, accrued obligations, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2015 and 2014, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Under the TSA, the Company incurred $119,000 and $615,000 for administrative support services for the years ended December 31, 2015 and 2014, respectively, and $351,000 for the post IPO period for the year ended December 31, 2013. The agreement was not in effect during the period prior to the IPO for the year ended December 31, 2014. The initial term of the TSA expired on July 23, 2014 after which the Company exercised the right to renew for one year and continue on a month-to-month basis until terminated by the Company. On July 31, 2015, the Company fully transitioned the services under the TSA. As of December 31, 2015 and 2014, the balance due to PICO pursuant to the TSA and expense allocations of other amounts payable due to PICO was approximately zero and $757,000, respectively.

Segment Reporting:

The Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments and land development reportable segments in the West and Southeast. As such, all segment information for fiscal year 2013 has been reclassified and is shown under the West homebuilding and land development reportable segments.

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

Cash items that are restricted as to withdrawal or usage included deposits of $250,000 and $900,000 for the periods ended December 31, 2014 and 2015, respectively, which were related to funds deposited with financial institutions for a construction loan, collateral for credit card agreements, and funds restricted for a contractor's license.

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period of development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are sold.

Advertising Expenses:

Advertising expenses for the periods ended December 31, 2014 and 2015 were $2.0 million and $2.3 million, respectively.

Real Estate Inventories and Cost of Sales:

The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable. Applicable costs incurred after development or construction is substantially complete are charged to sales and marketing or general and administrative, as appropriate. The Company expenses advertising costs as incurred.

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

Abandonment charges during the years ended December 31, 2015, 2014 and 2013, were $152,000, $173,000, and $309,000, respectively. Abandonment charges are included in cost of sales in the accompanying consolidated statement of operations and comprehensive income or loss for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after due diligence.

Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case real estate inventories are written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, is being actively marketed for sale, and it is probable that the real estate will be sold within the next twelve months. Real estate inventories in the accompanying consolidated balance sheets at the lower of cost or net realizable value.

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

As a part of this process, we look at trends in the national economy, trends in the local economies in which we operate, and trends in each individual community in which we own real estate. As result of the Company's impairment procedures, an impairment of $923,000 was recorded for the year ended December 31, 2015 to homebuilding real estate inventory in the River Run project, located in Bakersfield, California, to adjust its carrying value to its estimated fair value as of the date of the impairment.

No such real estate impairment losses were recorded for the years ended December 31, 2014 and 2013.

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

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable.

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

Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the consolidated statements of operations and comprehensive income or loss as "impairment of goodwill." Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure. For the years ended December 31, 2015 and 2014, there was no impairment of goodwill.

As of December 31, 2015, acquired intangibles, including goodwill, relate to the Citizens Acquisition, which was completed on April 10, 2014. See Note 6, “Business Combination” to the consolidated financial statements for further discussion of goodwill and intangible assets included elsewhere in this report.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computer software and hardware are depreciated over three years, office furniture and fixtures are depreciated over seven years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to three years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Depreciation expense is included in general and administrative expenses, and gains or losses on the sale of fixed assets are included in Other income, net in the accompanying consolidated statement of operations and comprehensive income or loss.

Receivables:

Receivables include amounts due from utility companies for reimbursement of costs and manufacturer rebates. At December 31, 2015, and 2014, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	December 31, 2015	December 31, 2014
Customer deposits in escrow	$1,834	$503
Prepaid expenses	3,623	3,129
Other deposits and prepaid interest	466	336
Funds held in escrow	1,490	1,836
Total	$7,413	$5,804

Homebuilding, Land Development Sales and Other Revenues Profit Recognition:

In accordance with Financial Accounting Standard Board (“FASB”) issued Accounting Standard Codification ("ASC") Topic 360 - Property, Plant, and Equipment, revenue from home sales and other real estate sales are recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement. The Company does not offer financing to any buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales, which is dependent on an allocation of costs.

In addition to homebuilding and land development, the Company provided construction management services pursuant to which it builds homes on behalf of property owners. The Company entered into “cost plus fee” contracts where property owners were charged for all direct and indirect costs plus a negotiated management fee. In accordance with ASC Topic 605 - Revenue Recognition, revenues from construction management services are recognized based upon a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognized revenue based on the actual costs incurred, plus the portion of the management fee it has earned to date. In the course of providing construction management services, the Company routinely subcontracts for services and incurs other direct costs on behalf of the property owners.

Revenue and costs from providing these services is included in other revenues and cost of sales - other revenue in the consolidated statement of operations and comprehensive income or loss. The Company acquired the business as part of the Citizens acquisition in 2014 and was subsequently sold in the fourth quarter of 2015 for a nominal amount,

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with applicable guidance under ASC 718, Compensation - Stock Compensation. See Note 10, "Stock-Based Compensation" to the consolidated financial statements for a description of the RSUs and the LTIP included elsewhere in this report.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales-homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount the Company expects to pay for warranty work. The Company assesses the adequacy of its warranty reserves on a quarterly basis and adjusts the amounts recorded, if necessary. Warranty reserves are included in accrued liabilities in the accompanying consolidated balance sheets.

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	December 31, 2015	December 31, 2014
Warranty reserves, beginning of period	$1,509	$608
Warranty reserves accrued	1,507	1,128
Warranty expenditures	(164)	(227)
Warranty reserves, end of period	$2,852	$1,509

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

In order to determine if the Company is the primary beneficiary, it must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If the Company is not determined to control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company does have the ability to control such activities, the Company will continue its analysis by determining if it is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains.

In substantially all cases, creditors of the entities with which the Company have option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not consolidate any land under option irrespective of whether a VIE was or was not present at December 31, 2015 or 2014.

Price Participation Interests:

Certain land purchase contracts and other agreements include provisions for additional payments to the land sellers. These additional payments are contingent on certain future outcomes, such as selling homes above a certain preset price or achieving an internal rate of return above a certain preset level. These additional payments, if triggered, are accounted for as cost of sale, when they become due; however, they are neither fully determinable, nor due, until the transfer of title to the buyer is complete. Accordingly, no liability is recorded until the sale is complete.

Income Taxes:

The Company’s provision for income tax expense includes federal and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting basis of the Company's assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

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

As a result of the analysis of all available evidence as of December 31, 2015, 2014 and 2013 the Company recorded a full valuation allowance on its net deferred tax assets. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

For the year ended December 31, 2013, the noncontrolling interest reported in the consolidated financial statements includes PICO’s share of 100% of the loss related to UCP, LLC prior to the completion of the IPO, and 57.7% of UCP, LLC’s loss subsequent to the completion of the IPO. For the years ended December 31, 2014 and 2015, the noncontrolling interest reported in the consolidated financial statements includes PICO's share of 57.2% and 56.9%, respectively, of the loss related to UCP, LLC. Noncontrolling interest reported in the consolidated financial statements for the year ended December 31, 2015 and 2014 was adjusted for $0.2 million and $3.1 million respectively of general and administrative expenses that were attributable directly to UCP, Inc. activities and, accordingly, have been allocated to UCP, Inc. See Note 13, "Noncontrolling Interest" to the consolidated financial statements for further discussion on noncontrolling interest included elsewhere in this report.

Recently Issued Accounting Standards:

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern for each of its interim and annual reporting periods and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. ASU 2014-15 is effective for the Company beginning December 15, 2016, and at that time the Company will adopt the new standard and perform a formalized going concern analysis for each reporting period. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), which provides guidance for revenue recognition. ASU 2015-14 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2015- 14 is effective for the Company for annual reporting periods beginning after December 15, 2017 and at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is currently evaluating the method and impact the adoption of ASU 2015-14 will have on its consolidated financial statements and disclosures and expects to adopt ASU 2015-14 in January 2018.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which simplifies consolidation accounting. In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of application of related party guidance and changes the consolidation conclusions for public and private companies that make use of limited partnerships or variable interest entities. ASU 2015-02 is effective for the Company for periods beginning after December 15, 2015. The Company is currently evaluating the method and impact the adoption of ASU 2015-02 will have on its future consolidated financial statements and disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its simplification initiative. Under the ASU, adjustments to provisional amounts identified during the measurement period should be recognized in the reporting period in which the adjustments are determined. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts were recognized at the acquisition date should be presented separately, by line item, on the face of the income statement or disclosed in the notes. ASU 2015-16 is effective for the Company for interim and annual periods beginning December 15, 2015. The Company is currently evaluating the method and impact the adoption of ASU 2015-16 will have on its future consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. Except for the early application guidance, early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-01 will have on its future consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) ("ASU 2016-02"), to increase transparency and comparability among organizations. Under ASU 2016-02, presentation of the rights and obligations resulting from lease assets and lease liabilities are required to be recognized on the balance sheet. In addition, organizations are required to disclose key information regarding leasing arrangements. ASU 2016-02 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-02 will have on its future consolidated financial statements and disclosures.

3. Income or loss per share

Basic income or loss per share of Class A common stock is computed by dividing net income or loss attributable to UCP, Inc. earnings by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income or loss per share of Class A common stock is computed similarly to basic income or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury stock method, if dilutive. The Company’s RSUs and Options are considered Class A common stock equivalents for this purpose. For the year ended December 31, 2015, incremental common stock equivalents of 6,723 shares were included in calculating diluted earnings per share. For the years ended December 31, 2014 and 2013, no incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would have been anti-dilutive given the net loss attributable to UCP, Inc.’s Class A common stockholders.

All losses prior to and up to the IPO were entirely allocable to noncontrolling interest. Consequently, only the loss allocable to UCP, Inc. from the period subsequent to the IPO is included in the net loss attributable to the stockholders of Class A common stock for the year ended December 31, 2014. Basic and diluted net loss per share of Class A common stock for the years ended December 31, 2015, 2014 and for the period from IPO to December 31, 2013 have been computed as follows (in thousands, except number of shares and per share amounts):

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	IPO to December 31, 2013
Numerator
Net income (loss) attributable to shareholders of UCP, Inc.	$2,371	$(4,993)	$(1,941)

Denominator
Weighted average shares of Class A common stock outstanding - basic	7,966,765	7,870,269	7,750,000

Effect of dilutive securities
Restricted stock units	6,723	—	—
Stock options	—	—	—
Total shares for purpose of calculating diluted net income (loss) per share	7,973,488	7,870,269	7,750,000

Earnings (loss) per share:
Net income (loss) per share of Class A common stock - basic	$0.30	$(0.63)	$(0.25)
Net income (loss) per share of Class A common stock - diluted	$0.30	$(0.63)	$(0.25)

4. Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Deposits and pre-acquisition costs	$3,836	$2,955
Land held and land under development	245,394	235,809
Homes completed or under construction	89,866	70,804
Model homes	21,893	12,125
Total	$360,989	$321,693

Model homes and homes completed or under construction include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of December 31, 2015, the Company had $3.8 million of deposits pertaining to land purchase contracts for 1,127 lots with an aggregate purchase price of approximately $80.1 million, net of deposits. As of December 31, 2014, the Company had $2.4 million of deposits pertaining to land purchase contracts for 925 lots with an aggregate purchase price of approximately $49.6 million, net of deposits. At December 31, 2015 and 2014, the Company had completed homes included in inventories of $31.4 million and $28.8 million, respectively.

Interest Capitalization:

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company's consolidated statement of operations and comprehensive income or loss as related sales are recognized. For the years ended December 31, 2015, 2014 and 2013, interest incurred of $11.6 million, $3.8 million, and $2.9 million, respectively, was capitalized in each respective period. Amounts capitalized to home inventories and land inventories were as follows (in thousands):

	December 31,
	2015	2014		2013
Interest expense capitalized as cost of home inventory	$8,940	$3,176		$2,259
Interest expense capitalized as cost of land inventory	2,627	577		642
Total interest expense capitalized	11,567	3,753		2,901
Previously capitalized interest expense included in cost of sales - homebuilding	(5,275)	(2,789)		(1,174)
Previously capitalized interest expense included in cost of sales - land development	(317)	(3)		(9)
Net activity of capitalized interest	5,975	961	—	1,718
Capitalized interest expense in beginning inventory	7,299	6,338		4,620
Capitalized interest expense in ending inventory	$13,274	$7,299		$6,338

5. Fixed Assets, Net

Net fixed assets consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Computer hardware and software	$1,954	$1,698
Office furniture, equipment and leasehold improvements	834	763
Vehicles	83	79
Total	2,871	2,540
Accumulated depreciation	(1,557)	(969)
Fixed assets, net	$1,314	$1,571

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $588,000, $463,000 and $271,000, respectively, and is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income or loss.

6. Business Combination

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

Contingent Consideration

The fair value of the consideration transferred totaled $17.9 million, which consisted of the following (in thousands):

Cash	$14,006
Contingent consideration	3,902
Total	$17,908
The assets that the Company acquired primarily included real estate and various other assets. The following table summarizes the estimated fair value of the assets and liabilities assumed (in thousands):

Assets Acquired
Real Estate	$13,832
Other assets	1,363
15,195
Less: Liabilities assumed	1,510
Net assets required	13,685
Goodwill	4,223
Consideration transferred	$17,908

The change in estimated fair value of the contingent consideration consisted of the following (in thousands):

Contingent Consideration
Fair value at acquisition date	$3,902
Change in fair value	(377)
Balance at December 31, 2014	$3,525
Change in fair value	(818)
Balance at December 31, 2015	$2,707

The contingent consideration arrangement requires the Company to pay up to a maximum of $6.0 million of additional consideration based upon the Citizens’ business achievement of various pre-tax net income performance milestones (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The fair value of the contingent consideration of $3.9 million at the acquisition date was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The fair value of the contingent consideration was estimated using a Monte Carlo simulation in an options pricing framework. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted net income; (3) risk-free interest rates; (4) volatility of adjusted net income; and (5) the Company’s credit spread. The risk adjusted discount rate applied to forecast adjusted net income was 13.5% plus the applicable risk-free rate, resulting in a discount rate ranging from 13.5% to 14.2% over the contingent consideration period. The estimated volatility rate of 19.1% was used to simulate future adjusted net income over the contingent consideration period, and the Company's estimated credit spread of 11.0% was applied to the simulated contingent consideration cash-flows as an incremental discount rate to allow for the counter-party credit risk associated with the Company making the cash payments in the future. See Note 9, "Fair Value Disclosures" to the consolidated financial statements for further discussion of fair value measurements included elsewhere in this report.

Goodwill

All goodwill has been attributed to the Southeast homebuilding reporting segment as part of the Citizens Acquisition in 2014. For the years ended December 31, 2015 and 2014, there was no impairment of goodwill.

Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Beginning Balance	Amortization(Use)	Ending Balance	Beginning Balance	Amortization (Use)	Ending Balance
Architectural plans	$144	$(34)	$110	$170	$(26)	$144
Land option	442	(316)	126	583	(141)	442
Trademarks and trade names	—	—	—	110	(110)	—
	$586	$(350)	$236	$863	$(277)	$586

Amortization expense for the year ended December 31, 2015 and 2014 related to the architectural plans and trademarks and trade names intangibles was approximately $34,000 and $136,000, respectively. Amortization expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income or loss.

Additionally, land options of $196,000 and $141,000 were used to purchase land and were capitalized to real estate inventories during the years ended December 31, 2015 and 2014, respectively. In 2015, $152,000 was related to abandonment. Future estimated amortization expense related to the architectural plans intangibles over the next four years is as follows (in thousands):

December 31,
2016	$34
2017	34
2018	34
2019	8
Total	$110

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Real estate development cost to complete	$11,992	$14,833
Accrued expenses	5,692	6,974
Warranty reserves (Note 2)	2,852	1,509
Contingent consideration (Note 6)	2,707	3,525
Accrued payroll liabilities	1,373	1,443
Total	$24,616	$28,284

8. Notes Payable and Senior notes, net

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate inventories and for the construction of homes, which are secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain of the construction and development debt agreements include provisions that require minimum tangible net worth, minimum liquidity, maximum leverage and maximum risk asset ratios, and the lower of loan-to-cost or loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. For the periods ending December 31, 2015 and 2014, the Company had approximately $232.6 million and $134.5 million, respectively, of credit available under existing debt obligations to draw upon of which approximately $75.1 million and $87.3 million, respectively, was available to us for future borrowing. At December 31, 2015 and 2014, the weighted average interest rate on the Company’s outstanding debt was 6.35% and 6.56%, respectively. Interest rates charged under variable rate debt are based on 30-day LIBOR or U.S. Prime Rate indexes plus a margin rate ranging from 0.25% to 3.75%.

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

The Senior Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”), by the Company and Wilmington Trust, National Association, as trustee. The Senior notes bear interest at 8.5% per annum, payable on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2014. The Senior Notes mature on October 21, 2017, unless earlier redeemed or repurchased.

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

As of December 31, 2015, the Company was in compliance with the applicable financial covenants under the Indenture.

Notes payable and Senior Notes consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Variable Interest Rate:
LIBOR + 3.75% through 2015 (a)	$—	$4,185
LIBOR + 3.75% through 2016 (a)	34,528	40,343
PRIME + 1.75% through 2016 (b)	717	3,073
LIBOR + 3.00% through 2016 (a)	4,832	768
LIBOR + 3.50% through 2017 (a)	9,785	7,084
LIBOR + 3.75% through 2017 (a)	18,456	—
5.50% through 2016	2,342	966
5.00% through 2017	4,581	916
Total variable notes payable	$75,241	$57,335

Fixed Interest Rate:
5.00% through 2015	—	1,962
10.00% through 2017	1,604	1,604
0.00% through 2017	1,935	—
8.00% through 2018	4,000	—
Total fixed notes payable	$7,539	$3,566
Total notes payable	$82,780	$60,901

Senior notes, net	$74,710	$74,550
Total notes payable and senior notes	$157,490	$135,451

(a) LIBOR is the 30-day London Interbank Offered Rate. At December 31, 2015, LIBOR was 0.42950%.

(b) The PRIME rate at December 31, 2015 was 3.50%.

At December 31, 2015, principal maturities of notes payable and senior notes for the years ending December 31 are as follows (in thousands):

2016	$42,419
2017	111,071
2018	4,000
2019 and thereafter	—
Total	$157,490

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

As of December 31, 2015 and 2014, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the years ended December 31, 2015 and 2014.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

		December 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Notes payable	Level 3	$82,780	$84,712	$60,901	$62,976
Senior notes	Level 3	74,710	82,057	74,550	87,167
Total debt		$157,490	$166,769	$135,451	$150,143

The estimated fair value of the Company's debt is the present value of the contractual debt payments, based on cash flow models, discounted at the then-current interest rates, plus an estimate of the then-current credit spread, which is an estimate of the rates at which the Company could obtain replacement debt. These parameters are Level 3 inputs in the fair value hierarchy. To estimate the contractual cash flows, discount rates, and thereby the debt fair value, the Company considers various internal and external factors, including: (1) loan economic data, (2) collateral performance, (3) market interest rate data, (4) the discount curve and implied forward rate curve, and (5) other factors, which may include market, region and asset type evaluations.

Financial Instruments Carried at Fair Value:

Description	Level 1	Level 2	Level 3	Balance at December 31, 2015
Contingent consideration	—	—	$2,707	$2,707

Description	Level 1	Level 2	Level 3	Balance at December 31, 2014
Contingent consideration	—	—	$3,525	$3,525

Estimated Fair Value of Contingent Consideration

The contingent consideration arrangement relating to Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based on achievement of performance milestones over a five year period. The estimated fair value of the contingent consideration of $2.7 million and $3.5 million as of December 31, 2015 and 2014, respectively, was estimated based on applying the income approach and a weighted probability of achieving the performance milestones. The change in estimated fair value of the contingent consideration was $0.8 million and $0.4 million for the years ended December 31, 2015 and 2014.

The fair value of the contingent consideration was estimated using a Monte Carlo simulation in an options pricing framework. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted net income; (3) risk-free interest rates; (4) volatility of adjusted net income; and (5) the Company’s credit spread. The risk adjusted discount rate applied to forecast adjusted net income was 13.5% plus the applicable risk-free rate, resulting in a discount rate ranging from 13.5% to 14.2% over the contingent consideration period. The estimated volatility rate of 19.1% was used to simulate future adjusted net income over the contingent consideration period, and the Company's estimated credit spread of 11.0% was applied to the simulated contingent consideration cash-flows as an incremental discount rate to allow for the counter-party credit risk associated with the Company making the cash payments in the future. See Note 6, "Business Combination" to the consolidated financial statements for details on the fair value of contingent consideration related to the Citizens Acquisition included elsewhere in this report.

Non-Financial Instruments Carried at Fair Value:

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. See Note 6, "Business Combination" to the consolidated financial statements for a discussion of the non-financial measurements applied to the Citizens Acquisition included elsewhere in this report.

Non-Recurring Estimated Fair Value of Real Estate Inventories

The Company had a non-recurring fair value measurement for a homebuilding real estate asset located in Southern California, the River Run project, as a result of the carrying value of the project being in excess of its undiscounted cash flow projections resulting in impairment. In order to determine the amount of the impairment, we discounted the projected cash flows using a risk-adjusted discount rate. As result of impairment procedures, impairment of $923,000 was recorded as of December 31, 2015 to real estate inventories at the River Run project. There were no such real estate impairment losses recorded for the year ended December 31, 2014. See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion on impairment of real estate inventories included elsewhere in this report.

Description	Level 1	Level 2	Level 3	Balance at December 31, 2015
Real estate and development costs	—	—	$5,960	$5,960

The Company utilized a discounted cash flow analysis in order to determine fair value for the River Run asset.  Key inputs to the calculation include projections of the asset’s revenue and cost components, in addition to the timing of which these components will be realized.  The Company utilized recent community performance and a combination of publicly-available research services to best evaluate future home sales revenue.  Key elements of this research include the pricing of competitive new and existing homes in the local area.  The forecasted cost to complete the remaining homes in the River Run asset were determined via negotiated values with the Company’s local vendors and sub-contractors, as well as the Company’s expertise as a local homebuilder.  Timing of deliveries and production, as it relates to the timing of revenue and cost, was determined through market analysis of recent historical performance of the River Run asset, the survey of competitive new home community performance and Company experience.

There were no other non-financial fair value measurements for the years ended December 31, 2015 and 2014.

10. Stock-Based Compensation

The Company's long-term incentive plan ("LTIP") was adopted in July 2013 and provides for the grant of equity-based awards, including options to purchase shares of Class A common stock, Class A stock appreciation rights, Class A restricted stock awards, Class A restricted stock units and performance awards. The LTIP automatically expires on the tenth anniversary of its effective date. The Company’s board of directors may terminate or amend the LTIP at any time, subject to any stockholder approval required by applicable law, rule or regulation.

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

The Options granted to the Company’s employees during the year ended December 31, 2015 are subject to the following vesting schedule: a) one-third will vest on the first anniversary of the grant date, b) one-third will vest on the second anniversary of the grant date, and c) one-third will vest on the third anniversary of the grant date. The RSUs and Options granted to the Company’s employees during the year ended December 31, 2014 are subject to the following vesting schedule: a) ten percent will vest on the first anniversary of the grant date, b) twenty percent will vest on the second anniversary of the grant date, c) thirty percent will vest on the third anniversary of the grant date and d) forty percent will vest on the fourth anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors vest on the first anniversary of the grant date. The grant-date fair value of the RSUs and Options granted during the periods ended December 31, 2015 and 2014 were $363,000 and $2.3 million, respectively.

During the years ended December 31, 2015, 2014, and 2013, the Company recognized $1.7 million, $3.6 million, and $2.2 million, respectively, as stock-based compensation expense, which is included in general and administrative expense in the accompanying consolidated statement of operations and comprehensive income or loss.

A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at January 1, 2013	—
Granted	430,333	$15.00
Vested	(140,778)	15.00
Outstanding and unvested at December 31, 2013	289,555	$15.00
Granted	66,561	16.00
Vested	(148,778)	15.00
Forfeited	(16,898)	15.41
Outstanding and unvested at December 31, 2014	190,440	$15.31
Granted	1,237	7.98
Vested	(143,146)	15.02
Forfeited	—	—
Outstanding and unvested at December 31, 2015	48,531	$15.99

The following table summarizes the Options activity for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2013	—	—	—	—
Options granted	166,081	$16.20	9.16	—
Options exercised	—	—	—	—
Options forfeited	(16,476)	—	—	—
Outstanding at December 31, 2014	149,605	$16.20	9.16	—
Options granted	71,429	8.97	—	—
Options exercised	—	—	—	—
Options forfeited	(71,429)	(8.97)	—	—
Outstanding at December 31, 2015	149,605	$16.20	8.20	—

Options vested and exercisable as of December 31, 2015	14,961	$16.20	—	—
Options expected to vest as of December 31, 2015	134,645

(1) The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of December 31, 2015 was $7.20 per share.

The weighted average grant date fair value of options granted for the years ended December 31, 2015 and 2014 were $4.94 and $8.64, respectively.

The Company used the Black-Scholes option pricing model to determine the fair value of Options. The assumptions used to estimate the fair value of Options granted during the years ended December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Expected term	6.5 years	6.5 years
Expected volatility %	55.00%	53.46%
Risk free interest rate %	1.61%	1.81%
Dividend yield %	—	—

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $1.2 million (net of estimated forfeitures) as of December 31, 2015. Approximately $0.5 million of the unrecognized compensation costs are related to RSUs and $0.7 million are related to Options. The expense is expected to be recognized over a weighted average period of 2.2 years for the RSUs and 2.2 years for the Options.

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

The components of continuing income or loss before income taxes were as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current Expense
Federal	$58	$—	$—
State	11	—	—
Total Current Expense	$69	$—	$—

A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations and comprehensive income or loss is as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Income tax (benefit) provision at federal statutory rate	35%	35%	(35)%
State income tax, net of federal benefit	—%	—%	(2)%
Change in valuation allowance	(12)%	(22)%	17%
Noncontrolling interest	(20)%	(12)%	19%
Other permanent items	(2)%	(1)%	1%
Effective tax rate	1%	—%	—%

Total deferred tax assets and liabilities consist of the following as of December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Deferred tax assets:
Net operating loss and tax credit carry forwards	$2,213	$3,317	$1,689
Outside basis difference in partnership	5,391	5,192	5,061
Other	26	83	—
Valuation allowance	(7,630)	(8,592)	(6,750)
Net deferred tax assets	$—	$—	$—

The Company had deferred tax assets at December 31, 2015 and 2014 of approximately $7.6 million and $8.6 million, respectively, relating principally to net operating losses and the deductible temporary differences attributable to the Company’s investment in UCP, LLC. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible.

The Company has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. In making this assessment, management is required to consider all available positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized in future periods. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. Therefore, the Company has recorded a full valuation allowance of approximately $7.6 million and $8.6 million, against its deferred tax assets as of December 31, 2015 and 2014, respectively. The Company will continue to assess the recoverability of its deferred tax assets and the need for a valuation allowance on an ongoing basis.

The Company has the following federal, California and other state net operating loss carryforwards, and federal general business credits, as of December 31, 2015, which will expire on various dates as follows (in thousands):

	As of December 31,
	2015	2014	2013
Federal net operating losses	$4,411	$7,286	$1,979
California net operating losses	5,300	7,003	2,956
Other state net operating losses	262	725	—
Federal general business credits	290	290	—
Federal AMT credits	58	—	—
State AMT credits	11	—	—

The net operating loss carryforwards, if not utilized, will begin to expire in 2033 and 2029 for federal and state purposes, respectively. The minimum tax credit carryforwards for federal income tax purposes and for state income tax purposes carryforward indefinitely.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority.  As a result of the implementation of this guidance, the Company has not identified any uncertain tax positions and accordingly, has no unrecognized tax benefits as of the tax years ended December 31, 2015, 2014 and 2013.

The Company recognizes interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalty accruals associated with any unrecognized tax benefits as of and for the periods ended December 31, 2015, 2014 and 2013.

The Company is subject to taxation in the U.S. and various state jurisdictions.  The Company’s tax years starting from 2013 remain open in various tax jurisdictions. There are no ongoing examinations by taxing authorities at this time.

12. Segment Information

The Company segmented its operating activities into two reportable segments in two geographical regions. Currently, the Company operates in four segments: homebuilding and land development, which is further segmented into the West and Southeast regions.

Operating Segments	Reportable Segments	State
West	Homebuilding	California, Washington
	Land development	California, Washington
Southeast	Homebuilding	North Carolina, South Carolina, Tennessee
	Land development	North Carolina, South Carolina, Tennessee

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

The Company evaluates the performance of the reportable segments based upon gross margin. “Gross Margin” is defined as operating revenues less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, general and administrative expense and other non-segment non-recurring gains or losses may be reflected within overall corporate expenses as this constitutes the Company’s primary business objective, supporting all segments. Corporate expenses are not particularly identifiable to any one segment.

Financial information relating to reportable segments is as follows (in thousands):

	Revenues			Gross Margin
	2015	2014	2013	2015	2014	2013
Homebuilding
West	$191,884	$128,334	$72,511	$35,666	$21,858	$15,011
Southeast	60,713	27,083	—	9,261	3,982	—
Total homebuilding	252,597	155,417	72,511	44,927	25,840	15,011
West	21,074	32,513	20,215	5,853	7,047	6,395
Southeast	60	—	—	(10)	—	—
Total land development	21,134	32,513	20,215	5,843	7,047	6,395
Other (a)	5,060	3,253	—	697	425	—
Total	$278,791	$191,183	$92,726	$51,467	$33,312	$21,406

(a) Other includes revenues from construction management services which relate to the Citizens Acquisition and is not attributable to the homebuilding and land development operations.

Reconciliation to net income or loss is as follows (in thousands):

	2015	2014	2013
Gross margin	$51,467	$33,312	$21,406
Sales and marketing	18,943	13,748	6,647
General and administrative	26,878	27,406	19,368
Income (loss) from operations	5,646	(7,842)	(4,609)
Other income, net	206	121	322
Net income (loss) before income taxes	5,852	(7,721)	(4,287)
Provision for income taxes	(69)	—	—
Net income (loss)	$5,783	$(7,721)	$(4,287)

Total assets for each reportable and geographic segments at December 31, 2015 and 2014, are shown in the table below (in thousands):

	December 31
	2015	2014	2013
Homebuilding
West	$231,624	$218,902	$108,594
Southeast	49,464	47,004	—
Total homebuilding	281,088	265,906	108,594
Land development
West	79,901	55,787	68,254
Southeast	—	—	—
Total land development	79,901	55,787	68,254
Other (b)	55,232	55,758	90,472
Total	$416,221	$377,451	$267,320

(b) Other assets primarily include cash and cash equivalents, deposits, and fixed assets which are maintained centrally and used according to the cash flow requirements of all reportable segments.

13. Noncontrolling interest

As of December 31, 2015 and 2014, the Company holds approximately 43.1% and 42.8%, respectively, of the economic interest in UCP, LLC and is its sole managing member. In accordance with applicable accounting guidance, these transactions are accounted for at historical cost which resulted in recording an initial carrying value for the noncontrolling interest of $126.5 million and a $2.5 million decrease in members’ equity during the year ended December 31, 2014. As of December 31, 2015, the noncontrolling interest balance was $127.2 million as compared to $124.0 million as of December 31, 2014.

The carrying value and ending balance of the noncontrolling interest at December 31, 2015 and 2014 was calculated as follows (in thousands):

	December 31, 2015	December 31, 2014
Beginning balance of noncontrolling interest	$124,012	$126,462
Income (loss) attributable to noncontrolling interest	3,412	(2,728)
Stock-based compensation attributable to noncontrolling interest	977	1,753
Stock issuance attributable to noncontrolling interest	(211)	(801)
Distribution to noncontrolling interest	(982)	(674)
Ending balance	$127,208	$124,012

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At December 31, 2015 and December 31, 2014, the Company did not have any accruals for asserted or unasserted matters.

Purchase Commitments

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

We may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from corporate financing sources. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right to terminate obligations under both purchase or option contracts by forfeiting the cash deposit with no further financial responsibility to the land seller.

Purchase contracts provides the Company with an option to purchase land. The ability to enter into option purchase agreements depends on the availability that land sellers are willing to sell under option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions and local market dynamics.

As of December 31, 2015, we had outstanding $3.8 million of cash deposits pertaining to purchase contracts for 1,127 optioned lots with an aggregate remaining purchase price of approximately $80.1 million. As of December 31, 2014, we had outstanding $2.4 million cash deposits pertaining to purchase contracts for 925 optioned lots with an aggregate remaining purchase price of approximately $49.6 million.

Environmental or Regulatory

The Company is evaluating the impact of recent regulatory action under the Federal Endangered Species Act on a project that it is developing in Washington State involving the listing of a certain species of gopher as “threatened.” This action may adversely affect this project, for example by imposing new restrictions and requirements on the activities there and possibly delaying, halting or limiting, development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded at December 31, 2015. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

Surety Bonds

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of December 31, 2015 and 2014, the Company had outstanding surety bonds totaling $37.1 million and $38.0 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

Operating Leases

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2020 and thereafter.  Rent expense for the years ended December 31, 2015, 2014 and 2013, for office space was $1.3 million, $1.1 million and $0.5 million, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2016	$1,039
2017	1,029
2018	937
2019	413
2020	213
thereafter	18
Total	$3,649

15. Incentive Compensation Plan and Employee Benefits

Incentive Compensation Plan

Certain employees of the Company are eligible to receive an annual incentive compensation award based on various performance measures. The incentive compensation plan is discretionary.  For the years ended December 31, 2015, 2014 and 2013, incentive expense awards of $519,000, $255,000 and $913,000, respectively, were recorded within general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income or loss.

Employee Benefits

The Company maintains a 401(k) defined contribution plan, covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2015, 2014 and 2013 was $414,000, $556,000 and $403,000, respectively.

16. Quarterly Financial Data (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the four fiscal quarters in the fiscal year ended December 31, 2015 and December 31, 2014.  This quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.  The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(Unaudited)
	(Dollars in thousands, except per share data)
Homebuilding revenue	$42,635	$50,785	$70,284	$88,892
Land development revenue	120	1,920	1,116	17,978
Other revenue	768	2,021	2,272	—
Total revenue	43,523	54,726	73,672	106,870
Gross margin – homebuilding (1)	7,017	8,665	13,278	16,889
Gross margin – land development	115	377	400	4,951
Gross margin – other revenue	105	279	314	—
Gross margin - impairment on real estate	—	—	—	(923)
Gross margin	7,237	9,321	13,992	20,917

Sales and marketing expenses	4,196	4,357	4,692	5,697
General and administrative expenses	7,320	6,453	5,539	7,567
Total expenses	11,516	10,810	10,231	13,264
Other income	102	30	45	29
Net (loss) income before income taxes	$(4,177)	$(1,459)	$3,806	$7,682
Provision for income taxes	—	—	—	(69)
Net (loss) income	$(4,177)	$(1,459)	$3,806	$7,613
Net (loss) income attributable to stockholders of UCP, Inc.	$(1,840)	$(668)	$1,639	$3,240
Net (loss) income per common share:
Basic	$(0.23)	$(0.08)	$0.20	$0.40
Diluted	$(0.23)	$(0.08)	$0.20	$0.40

* The quarterly financial data above may not total to the accompanying consolidated statements of operations and comprehensive income or loss or the accompanying gross margin schedule due to rounding,

(1) Gross margin - homebuilding includes impairments on real estate inventories.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
	(Dollars in thousands, except per share data)
Homebuilding revenue	$25,446	$50,010	$35,086	$44,875
Land development revenue	174	12,075	20,264	—
Other revenue	—	1,518	400	1,335
Total revenue	25,620	63,603	55,750	46,210
Gross margin – homebuilding (1)	4,646	8,934	5,241	7,019
Gross margin – land development	28	2,834	4,185	—
Gross margin – other revenue	—	189	48	188
Gross margin	4,674	11,957	9,474	7,207

Sales and marketing expenses	2,556	3,765	3,486	3,941
General and administrative expenses	6,271	6,909	6,737	7,489
Total expenses	8,827	10,674	10,223	11,430
Other income	73	13	17	18
Net (loss) income before income taxes	$(4,080)	$1,296	$(732)	$(4,205)
Net (loss) income attributable to stockholders of UCP, Inc.	$(2,496)	$179	$(666)	$(2,010)
Net (loss) income per common share:
Basic	$(0.32)	$0.02	$(0.08)	$(0.25)
Diluted	$(0.32)	$0.02	$(0.08)	$(0.25)

* The quarterly financial data above may not total to the accompanying consolidated statements of operations and comprehensive income or loss or the accompanying gross margin schedule due to rounding,

(1) Gross margin - homebuilding includes impairments on real estate inventories.

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, utilizing the criteria described in the “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2015. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the sections entitled “Proposal 1-Election of Directors,” “Corporate Governance” and “Executive Officers” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the sections entitled “Corporate Governance,” “2015 Executive Compensation” and “2015 Director Compensation” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections entitled “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section entitled “Corporate Governance” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section entitled “Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report

(a)(1)    Financial Statements Included herein at pages 78 through 113.
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

Date:	March 11, 2016	UCP, Inc. By: /s/ Dustin L. Bogue Dustin L. Bogue Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Cortney	Chairman of the Board of Directors	March 11, 2016
Michael C. Cortney

/s/ Dustin L. Bogue	Chief Executive Officer, President and Director	March 11, 2016
Dustin L. Bogue	(Principal Executive Officer)

/s/ James M. Pirrello	Chief Financial Officer and Treasurer	March 11, 2016
James M. Pirrello	(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Hart	Director	March 11, 2016
John R. Hart

/s/ Peter H. Lori	Director	March 11, 2016
Peter H. Lori

/s/ Maxim C. W. Webb	Director	March 11, 2016
Maxim C. W. Webb

/s/ Kathleen R. Wade	Director	March 11, 2016
Kathleen R. Wade

UCP, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2015
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

10.4
Tax Receivable Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.5
Exchange Agreement among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

10.6
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

10.8	UCP, Inc. 2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 16, 2014))
10.9*	Employment Agreement between UCP, Inc. and James M. Pirrello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed January 20, 2016)
10.10*	Resignation Agreement between UCP, Inc. and William J. La Herran (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed January 20, 2016)
21.1	List of subsidiaries of UCP, Inc.
23.1	Consent of Deloitte & Touche LLP on UCP, Inc.
31.1
Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of James M. Pirrello, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James M. Pirrello, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management compensatory plan or arrangement