Form 10-Q
period 2016-03-31
UCP, Inc.
filed 2016-05-09
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Yes ☐ No ☒
On May 5, 2016, the registrant had 8,025,591 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three Months Ended March 31, 2016

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$29,769	$39,829
Restricted cash	900	900
Real estate inventories	371,545	360,989
Fixed assets, net	1,189	1,314
Intangible assets, net	207	236
Goodwill	4,223	4,223
Receivables	1,388	1,317
Other assets	4,934	5,889
Total assets	$414,155	$414,697

Liabilities and equity
Accounts payable	$12,185	$14,882
Accrued liabilities	23,329	24,616
Customer deposits	2,279	1,825
Notes payable, net	84,890	82,486
Senior notes, net	73,694	73,480
Total liabilities	196,377	197,289

Commitments and contingencies (Note 12)

Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding as of March 31, 2016; no shares issued and outstanding as of December 31, 2015	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 8,025,591 issued and outstanding as of March 31, 2016; 8,014,434 issued and outstanding as of December 31, 2015	80	80
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding as of March 31, 2016; 100 issued and outstanding as of December 31, 2015	—	—
Additional paid-in capital	94,743	94,683
Accumulated deficit	(4,467)	(4,563)
Total UCP, Inc. stockholders’ equity	90,356	90,200
Noncontrolling interest	127,422	127,208
Total equity	217,778	217,408
Total liabilities and equity	$414,155	$414,697

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Homebuilding	$68,225	$42,635
Land development	—	120
Other revenue	—	768
Total revenue:	68,225	43,523

COSTS AND EXPENSES:
Cost of sales - homebuilding	56,206	35,618
Cost of sales - land development	461	5
Cost of sales - other revenue	—	663
Total cost of sales	56,667	36,286
Gross margin - homebuilding	12,019	7,017
Gross margin - land development	(461)	115
Gross margin - other revenue	—	105
Sales and marketing	4,076	4,196
General and administrative	7,275	7,320
Total costs and expenses	68,018	47,802
Income (loss) from operations	207	(4,279)
Other income, net	28	102
Net income (loss) before income taxes	$235	$(4,177)
Provision for income taxes	(5)	—
Net income (loss)	$230	$(4,177)
Net income (loss) attributable to noncontrolling interest	$134	$(2,337)
Net income (loss) attributable to UCP, Inc.	96	(1,840)
Other comprehensive income (loss), net of tax	—	—
Comprehensive income (loss)	$230	$(4,177)
Comprehensive income (loss) attributable to noncontrolling interest	$134	$(2,337)
Comprehensive income (loss) attributable to UCP, Inc.	$96	$(1,840)

Earnings (loss) per share of Class A common stock:
Basic	$0.01	$(0.23)
Diluted	$0.01	$(0.23)

Weighted average shares of Class A common stock:
Basic	8,021,747	7,923,329
Diluted	8,022,601	7,923,329

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Shares of common stock outstanding		Common stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity
	Class A	Class B	Class A	Class B
Balance as of December 31, 2014	7,922,216	100	$79	$—	$94,110	$(6,934)	$124,012	$211,267
Class A - Issuance of common stock for RSU's, net of withholding taxes paid for vested RSU's	2,945		—		(9)		(13)	(22)
Stock-based compensation expense					270		361	631
Distribution to noncontrolling interest							(726)	(726)
Net loss						(1,840)	(2,337)	(4,177)
Balance as of March 31, 2015	7,925,161	100	$79	$—	$94,371	$(8,774)	$121,297	$206,973

Balance as of December 31, 2015	8,014,434	100	$80	$—	$94,683	$(4,563)	$127,208	$217,408
Class A - Issuance of common stock for RSU's, net of withholding taxes paid for vested RSU's	11,157		—		(20)		(25)	(45)
Stock-based compensation expense					80		105	185
Net income						96	134	230
Balance as of March 31, 2016	8,025,591	100	$80	$—	$94,743	$(4,467)	$127,422	$217,778

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2016	2015
Operating activities
Net income (loss)	$230	$(4,177)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	185	631
Abandonment charges	419	2
Depreciation and amortization	156	149
Fair value adjustment of contingent consideration	8	220
Changes in operating assets and liabilities:
Real estate inventories	(10,839)	(6,587)
Receivables	(71)	(729)
Other assets	1,104	(292)
Accounts payable	(2,697)	1,887
Accrued liabilities	(1,230)	(4,919)
Customer deposits	454	593
Income taxes payable	(64)	—
Net cash used in operating activities	(12,345)	(13,222)
Investing activities
Purchases of fixed assets	(22)	(181)
Net cash used in investing activities	(22)	(181)
Financing activities
Distribution to noncontrolling interest	—	(726)
Proceeds from notes payable	35,476	24,003
Repayment of notes payable	(33,112)	(17,322)
Debt issuance costs	(12)	(171)
Withholding taxes paid for vested RSU's	(45)	(21)
Net cash provided by financing activities	2,307	5,763
Net decrease in cash and cash equivalents	(10,060)	(7,640)
Cash and cash equivalents – beginning of period	39,829	42,033
Cash and cash equivalents – end of period	$29,769	$34,393

Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$6	$72

Issuance of Class A common stock for vested restricted stock units	$113	$27

Supplemental cash flow information
Income taxes paid	$70	$—

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

As used in this report, unless the context otherwise requires or indicates, references to “the Company,” “we,” “our” and “UCP” refer to UCP, Inc. and its consolidated subsidiaries, including UCP, LLC.

Business Description and Organizational Structure of the Company:

The Company is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales. We operate in the states of California, Washington, North Carolina, South Carolina and Tennessee.

The Company’s operations began in 2004 and principally focused on acquiring land, entitling and developing it for residential construction. In 2010, the Company formed Benchmark Communities (“Benchmark”), LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes.

The Company is a holding company, whose principal asset is its interest in UCP, LLC, the subsidiary through which it directly and indirectly conducts its business. As of March 31, 2016, the Company held a 43.1% economic interest in UCP, LLC and PICO Holdings, Inc. (“PICO”), a NASDAQ-listed, diversified holding company, held the remaining 56.9% economic interest in UCP, LLC.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated upon consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 14, 2016. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s results for the interim periods presented. These consolidated and segment results are not necessarily indicative of the Company’s future performance.

As an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, the Company has taken advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the July 23, 2013 completion of its initial public offering, although a variety of circumstances can cause it to lose this status earlier.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s accompanying unaudited condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2016 and December 31, 2015, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

As of March 31, 2016, PICO holds an economic and voting interest in our Company equal to approximately 56.9%. The Company is party to certain agreements with PICO, including an Exchange Agreement (pursuant to which PICO has the right to cause the Company to exchange PICO’s interests in UCP, LLC for shares of the Company’s Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications), an Investor Rights Agreement (pursuant to which PICO has certain rights, including the right to nominate two individuals for election to the Company’s board of directors for as long as PICO owns at least a 25% voting interest in the Company), a Tax Receivable Agreement (pursuant to which PICO is entitled to 85% of any cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of any increase in tax basis caused by PICO’s exchange of UCP, LLC interests for shares of the Company’s Class A common stock) and a Registration Rights Agreement, with respect to the shares of Class A common stock that PICO may receive in exchanges made pursuant to the Exchange Agreement.

Segment Reporting:

The Company has two operating segments, West and Southeast, and two reportable segments, Homebuilding and Land development. Each reportable segment includes real estate with similar economic characteristics, including similar historical and expected long-term gross margin percentages, product types, geography, production processes and methods of distribution.

Cash and Cash Equivalents and Restricted Cash:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Cash items that are restricted as to withdrawal or usage include deposits of $0.9 million as of March 31, 2016 and December 31, 2015, which were related to funds deposited with financial institutions for a construction loan, collateral for credit card agreements and restricted funds related to a contractor’s license.

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period of development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are delivered.

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2016 and 2015 were $0.4 million and $0.6 million, respectively.

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

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales-homebuilding includes the construction costs of each home and all applicable land acquisition, real estate development, capitalized interest, and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are allocated on a relative-sales-value method to remaining homes in the community. Cost of sales-land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes.

Abandonment charges during the three months ended March 31, 2016 and 2015 were $419,000 and $2,000, respectively. Abandonment charges are included in cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after the incurrence of costs during due diligence.

Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case real estate inventories are written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, the real estate is being actively marketed for sale, and it is probable that the real estate will be sold within twelve months. Homes completed or under construction are included in real estate inventories in the accompanying unaudited condensed consolidated balance sheets at the lower of cost or net realizable value.

Impairment of Real Estate Inventories:

The Company evaluates real estate inventories for impairment when conditions exist suggesting that the carrying amount of real estate inventories is not fully recoverable and may exceed its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values, decreases in the selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. The Company prepares and analyzes cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets.

When estimating future cash flows of its real estate assets, the Company makes various assumptions, including: (i) expected sales prices and sales incentives (including an estimate of the number of homes available in the market, pricing and incentives, and potential sales price adjustments based on market and economic trends); (ii) expected sales pace and cancellation rates (based on local housing market conditions, competition and historical trends); (iii) costs incurred to date and expected to be incurred (including, but not limited to, land and land development costs, home construction costs, indirect construction costs, and selling and marketing costs); (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

If events or circumstances indicate that the carrying amount of real estate inventories may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such asset(s) determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of such asset(s). Such losses, if any, are reported within cost of sales for the period.

No impairment losses were recorded with respect to the Company’s real estate inventories during the three months ended March 31, 2016 or 2015.

Purchase Accounting and Business Combinations:

Assets acquired and liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as any excess of consideration transferred over the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date. Estimates and assumptions are used to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. Management may revise its estimates of the fair values of acquired assets and assumed liabilities during a measurement period that may be up to one year from the relevant acquisition date. As a result, during the measurement period, the Company may record adjustments to the values of assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company's condensed consolidated statements of operations and comprehensive income or loss.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates and assumptions related to intangible assets acquired, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and, where applicable, contingent consideration.

Goodwill and Other Intangible Assets:

The purchase price of an acquired business is allocated between the net tangible assets and intangible assets of the acquired business with the residual purchase price recorded as goodwill. The determination of the value of the assets acquired and liabilities assumed involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

All goodwill has been attributed to the Southeast homebuilding reporting segment as part of the Citizens Acquisition, which was completed in 2014. For the three months ended March 31, 2016 and the year ended December 31, 2015, there was no impairment of goodwill.

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

Intangibles and goodwill as of March 31, 2016, and December 31, 2015 relate to the Citizens Acquisition in 2014 as noted in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 14, 2016.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets.  Computer software and hardware are depreciated over three years, office furniture and fixtures are depreciated over seven years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Depreciation expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

Receivables:

Receivables include amounts due from utility companies for reimbursement of costs and manufacturer rebates. As of March 31, 2016 and December 31, 2015, the Company had no allowance for doubtful accounts recorded.

Other Assets:

As part of the Company’s adoption of Accounting Standards Update (“ASU”) 2015-03, approximately $1.5 million of unamortized debt issuance costs as of December 31, 2015 had been reclassified from other assets to notes payable and Senior notes in the accompanying unaudited condensed consolidated balance sheets. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies - Presentation of Debt Issuance Costs” and Note 7, “Notes Payable and Senior Notes, net” for further discussion on the change in accounting principle.

The detail of other assets is set forth below (in thousands):

	March 31, 2016	December 31, 2015
Customer deposits in escrow	$2,279	$1,834
Prepaid expenses	693	2,099
Other deposits and prepaid interest	472	466
Funds held in escrow	1,490	1,490
Total	$4,934	$5,889

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

In addition to homebuilding and land development, the Company previously provided construction management services, pursuant to which it built homes on behalf of third-party property owners. The business was acquired in connection with the Citizens Acquisition and it was sold during the fourth quarter of 2015. Revenue and costs from providing these services for the three months ended March 31, 2015 is included in other revenue and cost of sales-other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which the award vests in accordance with applicable guidance under ASC 718, Compensation - Stock Compensation.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales-homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount the Company expects to pay for warranty work. The Company assesses the adequacy of its warranty reserves on a quarterly basis and adjusts the amounts recorded, if necessary. Warranty reserves are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three months ended March 31,
	2016	2015
Warranty reserves, beginning of period	$2,852	$1,509
Warranty reserves accrued	471	293
Warranty expenditures	(106)	(28)
Warranty reserves, end of period	$3,217	$1,774

Presentation of Debt Issuance Costs:

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs in financial statements. Under ASU 2015-03, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The carrying amount of the debt liability on the financial statements is required to be applied retrospectively for all periods presented, effective for the Company for periods beginning after December 15, 2015. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as a deferred asset in the balance sheet, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs.

The Company adopted the provisions of ASU 2015-03 as of the effective date. Prior period amounts presented on the accompanying unaudited condensed consolidated balance sheets have been reclassified to conform to the current period presentation under ASU 2015-03. The adoption of ASU 2015-03 resulted in the reclassification of $1.3 million and $1.5 million as of March 31, 2016 and December 31, 2015, respectively, of unamortized debt issuance costs from other assets to the Company's notes payable and Senior notes (see Note 7, “Notes Payable and Senior Notes, net”) within its accompanying unaudited condensed consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's accompanying unaudited condensed consolidated balance sheets, results of operations or cash flows.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), to simplify consolidation accounting. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for the Company for interim and annual reporting periods beginning after December 15, 2015.

The Company adopted the provisions of ASU 2015-02 as of the effective date. The adoption of ASU 2015-02 did not have an impact on the Company's accompanying unaudited condensed consolidated balance sheet, results of operations or cash flows.

Based on the provisions of the relevant accounting guidance, the Company concluded that when it enters into a purchase agreement to acquire real estate from an entity, a variable interest entity (“VIE”) may be created. The Company evaluates all purchase and option agreements for real estate to determine whether a potential VIE has been formed. The applicable accounting guidance requires that for each potential VIE, the Company assess whether it is the primary beneficiary and, if it is, the Company would consolidate the VIE in its accompanying unaudited condensed consolidated financial statements in accordance with ASC Topic 810 - Consolidations, and reflect such assets and liabilities as “Real estate inventories not owned.”

In order to determine if the Company is the primary beneficiary, it must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If the Company is not determined to control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company does have the ability to control such activities, the Company will continue its analysis by determining if it is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will receive a benefit from a potentially significant amount of the VIE’s expected gains.

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not identify VIEs from its evaluation of its purchase and option agreements for real estate. Therefore, the Company did not consolidate any land under option as of March 31, 2016 or December 31, 2015.

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

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carry-forward periods available to the Company for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates that the Company uses to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss of the Company and its predecessor. See Note 13, “Income Taxes” for further discussion on the Company’s income taxes for the applicable period.

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

Noncontrolling Interest:

The Company reports the share of its results of operations that is attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying unaudited condensed consolidated financial statements.  In the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.

Recently Issued Accounting Standards:

Other than as described below, no new accounting pronouncement has had or is expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern for each of its interim and annual reporting periods and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. ASU 2014-15 is effective for the Company beginning December 15, 2016, and at that time the Company will adopt the new standard and perform a formalized going concern analysis for each reporting period. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s future condensed consolidated financial statements or disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), which provides guidance for revenue recognition. ASU 2015-14 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2015-14 is effective for the Company for annual reporting periods beginning after December 15, 2017 and at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company is currently evaluating the method and impact the adoption of ASU 2015-14 will have on its future condensed consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), to enhance the reporting model for financial instruments. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. Except for the early application guidance, early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-01 will have on its future condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), to increase transparency and comparability among organizations. Under ASU 2016-02, presentation of the rights and obligations resulting from lease assets and lease liabilities are required to be recognized on the balance sheet. In addition, organizations are required to disclose key information regarding leasing arrangements. Lessees and lessors are required to use a modified retrospective transition method for existing leases. ASU 2016-02 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-02 will have on its future condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("ASU 2016-08"), to improve implementation guidance on the new revenue standard. Under ASU 2016-08, the guidance provides indicators to determine principal versus agent considerations for each distinct good or service provided to a customer. ASU 2016-08 falls under the same guidance as ASU 2015-14 and therefore is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the method and impact the adoption of ASU 2016-08 will have on its future condensed consolidated financial statements and disclosures and expects to adopt the standard as part of its adoption of ASU 2015-14.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), as part of its simplification initiative. Under ASU 2016-09, the guidance simplifies the accounting for share-based payment transactions, including income tax consequences, award classification, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-09 will have on its future condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), to improve implementation guidance on the new revenue standard. Under ASU 2016-10, the guidance provides clarification on the criteria to assess whether promises to transfer goods or services are distinct and separately identifiable before identifying performance obligations in a contract with a customer. ASU 2016-10 falls under the same guidance as ASU 2015-14 and therefore is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the method and impact the adoption of ASU 2016-10, specifically on performance obligations, will have on its future condensed consolidated financial statements and disclosures and expects to adopt the standard as part of its adoption of ASU 2015-14.

2.    Income or loss per share

Basic income or loss per share of Class A common stock is computed by dividing net income or loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income or loss per share of Class A common stock is computed similarly to basic income or loss per share except that the weighted average number of shares of Class A common stock outstanding during the period is increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered Class A common stock equivalents for this purpose. For the three months ended March 31, 2016, incremental Class A common stock equivalents of 854 shares were included in calculating diluted income per share. No incremental Class A common stock equivalents were included in calculating diluted loss per share for the three months ended March 31, 2015 because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc. during such period.

Basic and diluted net income or loss per share of Class A common stock for the three months ended March 31, 2016 and 2015 have been computed as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2016	2015
Numerator
Net income (loss) attributable to UCP, Inc.	$96	$(1,840)

Denominator
Weighted average number of shares of Class A common stock outstanding - basic	8,021,747	7,923,329

Effect of dilutive securities:
RSUs	854	—
Stock options	—	—
Total shares for purpose of calculating diluted net income (loss) per share	8,022,601	7,923,329

Earnings (loss) per share:
Net income (loss) per share of Class A common stock - basic	$0.01	$(0.23)
Net income (loss) per share of Class A common stock - diluted	$0.01	$(0.23)

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deposits and pre-acquisition costs	$3,210	$3,836
Land held and land under development	254,618	245,394
Homes completed or under construction	91,811	89,866
Model homes	21,906	21,893
Total	$371,545	$360,989

Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land held and land under development includes costs incurred during site development, such as land, development, indirect costs and permits. As of March 31, 2016, the Company had $3.2 million of deposits and pre-acquisition costs pertaining to land purchase or option contracts for 727 lots with an aggregate purchase price of approximately $44.8 million, net of deposits. As of December 31, 2015, the Company had $3.8 million of deposits and pre-acquisition costs for land purchase or option contracts for 1,127 lots with an aggregate purchase price of approximately $80.1 million, net of deposits. As of March 31, 2016 and December 31, 2015, the Company had completed homes included in inventories of approximately $28.8 million and $31.4 million, respectively. Of the $28.8 million completed homes in inventories as of March 31, 2016, approximately $14.7 million were homes under contract and $14.1 million were spec homes. Of the $31.4 million completed homes in inventories as of December 31, 2015, approximately $11.6 million were homes under contract and $19.8 million were spec homes.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss as related sales are recognized. For the three months ended March 31, 2016 and 2015, the Company incurred interest of approximately $2.9 million and $2.6 million, respectively, which was capitalized in each respective period. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Interest expense capitalized as cost of home inventory	$2,368	$1,983
Interest expense capitalized as cost of land inventory	575	646
Total interest expense capitalized	2,943	2,629
Previously capitalized interest expense included in cost of sales - homebuilding	(1,539)	(924)
Previously capitalized interest expense included in cost of sales - land development	—	—
Net activity of capitalized interest	1,404	1,705
Capitalized interest expense in beginning inventory	13,274	7,299
Capitalized interest expense in ending inventory	$14,678	$9,004

4.    Fixed Assets, Net

Net fixed assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer hardware and software	$1,969	$1,954
Office furniture and equipment and leasehold improvements	841	834
Vehicles	83	83
Total	2,893	2,871
Accumulated depreciation	(1,704)	(1,557)
Fixed assets, net	$1,189	$1,314

Depreciation expense for the three months ended March 31, 2016 and 2015 was $147,000 and $141,000, respectively, and is recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

5.    Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization(Use)	Ending Balance	Gross Carrying Amount	Accumulated Amortization(Use)	Ending Balance
Architectural plans	$170	$(69)	$101	$170	$(60)	$110
Land options	583	(477)	106	583	(457)	126
Trademarks and trade names	110	(110)	—	110	(110)	—
	$863	$(656)	$207	$863	$(627)	$236

Amortization expense for the three months ended March 31, 2016 and 2015 related to the architectural plans and trademarks and trade names intangibles were approximately $8,500 for both periods. The architectural plans intangible amortization period is 5.0 years. Amortization expense is recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows (in thousands):

December 31,
2016	$25
2017	34
2018	34
2019	8
Total	$101

Additionally, $20,000 relating to land options was capitalized to real estate inventories during the three months ended March 31, 2016, as compared to $73,000 for the three months ended March 31, 2015.

6.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Real estate development cost to complete	$10,815	$11,992
Accrued expenses	4,938	5,692
Warranty reserves (Note 1)	3,217	2,852
Contingent consideration (Note 12)	2,715	2,707
Accrued payroll liabilities	1,644	1,373
Total	$23,329	$24,616

7.    Notes Payable and Senior Notes, net

The Company obtains various types of debt financing in connection with its acquisition, development and construction of real estate inventories and its construction of homes. Often, these debt obligations are secured by the underlying real estate. Certain loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and reborrow up to a specified amount during the term of the loan. Acquisition debts are due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced. The construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement. Certain construction and development debt agreements include provisions that require minimum tangible net worth and minimum liquidity; limit leverage and risk asset ratios; specify maximum loan-to-cost or loan-to-value ratios (whichever is lower). During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of March 31, 2016, the Company had approximately $239.2 million available in loan commitments of which approximately $79.4 million was available to us. As of March 31, 2016 and December 31, 2015, the weighted average interest rate on the Company’s outstanding debt was 6.39% and 6.35%, respectively. Interest rates charged under variable rate debt are based on the 30-day London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate (“Prime”) plus a spread ranging from 0.25% to 3.75%.

On October 21, 2014, the Company completed the private offering of $75.0 million in aggregate principal amount of 8.5% Senior Notes due 2017 (the “Senior Notes”). The net proceeds from the offering were approximately $72.5 million, after paying the debt issuance costs and offering expenses. The net proceeds from the offering were used for general corporate purposes, including financing construction of homes, acquisition of entitled land, development of lots and working capital.

The Senior Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”), among the Company, certain subsidiary guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes bear interest at 8.5% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The Senior Notes mature on October 21, 2017, unless earlier redeemed or repurchased.

As of March 31, 2016, the Company was in compliance with the applicable financial covenants under the Indenture.

As part of the Company’s adoption of ASU 2015-03, the carrying value of notes payable and Senior notes are presented net of debt issuance costs. For the three months ended March 31, 2016 and the year ended December 31, 2015, approximately $1.3 million and $1.5 million, respectively, of unamortized debt issuance costs has been reclassified from other assets to notes payable and Senior notes. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Presentation of Debt Issuance Costs” for further discussion on the change in accounting principle.

Notes payable and Senior notes consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Variable Interest Rate:
LIBOR + 3.75% through 2016 (a)	24,438	30,132
Prime + 1.75% through 2016 (b)	62	717
LIBOR + 3.00% through 2016 (a)	2,219	4,832
LIBOR + 3.50% through 2017 (a)	9,771	9,785
LIBOR + 3.75% through 2017 (a)	22,700	21,732
LIBOR + 3.75% through 2018 (a)	10,992	1,120
5.50% through 2016	2,240	2,342
5.00% through 2017	7,078	4,581
Total variable notes payable	79,500	75,241

Fixed Interest Rate:
10.00% through 2017	1,604	1,604
0.00% through 2017	—	1,935
8.00% through 2018	4,000	4,000
Total fixed notes payable	5,604	7,539

Senior notes, net	74,751	74,710
Total notes payable and senior notes	$159,855	$157,490

Debt issuance costs	(1,271)	(1,524)
Total notes payable and senior notes, net	$158,584	$155,966
(a)    LIBOR is the 30-day London Interbank Offered Rate. As of March 31, 2016, LIBOR was 0.43725%; loans bear interest at LIBOR plus a spread ranging from 0.25% to 3.75%.
(b)     Prime is the U.S Prime Rate. As of March 31, 2016, Prime was 3.50%; this loan bears interest at Prime plus 1.75%.

As of March 31, 2016, principal maturities of notes payable and Senior notes for the years ending December 31 are as follows (in thousands):

2016	$28,959
2017	115,904
2018	14,992
2019 and thereafter	—
Total	$159,855

8.    Fair Value Disclosures

The accounting guidance regarding fair value disclosures defines fair value as the price that would be received for selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of March 31, 2016 and December 31, 2015, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2016 or the year ended December 31, 2015.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

		March 31, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Notes Payable	Level 3	$85,104	$87,488	$82,780	$84,712
Senior Notes	Level 3	74,751	82,067	74,710	82,057
Total Debt		$159,855	$169,555	$157,490	$166,769

(a)    Carrying value does not include the related unamortized debt issuance costs.

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

Financial Instruments Carried at Fair Value

Description	Level 1	Level 2	Level 3	Balance as of March 31, 2016
Contingent consideration	—	—	2,715	2,715

Description	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Contingent consideration	—	—	2,707	2,707

Estimated Fair Value of Contingent Consideration

The change in estimated fair value of the contingent consideration was $8,000 and $220,000 for the three months ended March 31, 2016 and 2015, respectively. See Note 12, “Commitments and Contingencies” for details on the estimation and measurement for the fair value of contingent consideration.

Non-Financial Instruments Carried at Fair Value

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value, on a nonrecurring basis, when events and circumstances indicate the carrying value is not recoverable. See Note 12, "Commitments and Contingencies" for a discussion of the non-financial measurements applied to the Citizens Acquisition included elsewhere in this report.

Non-Recurring Estimated Fair Value of Real Estate Inventories

There were no real estate impairment losses recorded for the three months ended March 31, 2016 and 2015. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Impairment of Real Estate Inventories” for further discussion on impairment of real estate inventories.

9.    Stock-Based Compensation

The Company’s long-term incentive plan (“LTIP”) was adopted in July 2013 and provides for the grant of equity-based awards, including options to purchase shares of Class A common stock, Class A stock appreciation rights, Class A restricted stock, Class A RSUs and performance awards. The LTIP automatically expires on the tenth anniversary of its effective date. The Company’s board of directors may terminate or amend the LTIP at any time, subject to any stockholder approval required by applicable law, rule or regulation.

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

There were no Options granted to the Company’s employees during the year ended December 31, 2015. The RSUs and Options granted to the Company’s employees during the year ended December 31, 2014 are subject to the following vesting schedule: a) 10% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. During the three months ended March 31, 2016 and 2015, no RSUs or Options under the LTIP were granted.

On January 15, 2016, the Company entered into a Resignation Agreement (the “Resignation Agreement”) with William J. La Herran, the former Chief Financial Officer and Treasurer of the Company. (See the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 20, 2016 for further discussion on the Resignation Agreement). During the three months ended March 31, 2016, the Company modified awards under the LTIP pursuant to the Resignation Agreement. On January 15, 2016, the effective date of Mr. La Herran’s resignation, the Company accelerated the vesting of all unvested Options and RSUs and calculated modification expense tied to such vesting. The total fair value calculated for unvested awards, both Options and

RSU’s, of $65,000 was recorded on the resignation date as general & administrative expense in the accompanying unaudited condensed consolidated statements of operations and other comprehensive income or loss.

During the three months ended March 31, 2016 and 2015, the Company recognized $0.2 million and $0.6 million of stock-based compensation expense, respectively, which was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and other comprehensive income or loss.

The following table summarizes the Options activity for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of December 31, 2015	149,605	$16.20	8.20	—
Options granted	—	—	0	—

Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding as of March 31, 2016	149,605	$16.20	7.90	—

Options vested and exercisable as of March 31, 2016	67,949	$16.20	—	—
Options expected to vest as of March 31, 2016	81,656

(1)     The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of March 31, 2016 was $8.04 per share.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. During the three months ended March 31, 2016, the Company did not grant any Options.

The following table summarizes the RSU activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested as of December 31, 2015	48,531	$15.99
Granted	—	—
Vested	(18,610)	16.20
Forfeited	—	—
Outstanding and unvested as of March 31, 2016	29,921	$15.86

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $0.8 million (net of estimated forfeitures) as of March 31, 2016; approximately $0.3 million of the unrecognized compensation costs related to RSUs and $0.5 million related to Options. The expense is expected to be recognized over a weighted average period of 1.9 years for both the RSUs and Options.

10.    Segment Information

The Company has two operating segments, West and Southeast, and two reportable segments, Homebuilding and Land development.

Operating Segments	Reportable Segments	State
West	Homebuilding	California, Washington
	Land development	California, Washington
Southeast	Homebuilding	North Carolina, South Carolina, Tennessee
	Land development	North Carolina, South Carolina, Tennessee

Each reportable segment includes real estate with similar economic characteristics, including similar historical and expected long-term gross margin percentages, product types, geography, production processes and methods of distribution.

The reportable segments follow the same accounting policies as the accompanying unaudited condensed consolidated financial statements described in Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies.” Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

The Company evaluates the performance of the operating segments based upon gross margin. “Gross Margin” is defined as operating revenues less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, general and administrative expense and non-recurring gains or losses are reflected within overall corporate expenses as this constitutes the Company’s primary business objective, supporting all segments. Corporate expenses are not particularly identifiable to any one segment.

Financial information relating to reportable segments is as follows (in thousands):

	Three months ended March 31,
	2016		2015
	Revenues	Gross Margin	Revenues	Gross Margin
Homebuilding
West	$56,758	$10,313	$33,227	$5,812
Southeast	11,467	1,706	9,408	1,205
Total homebuilding	68,225	12,019	42,635	7,017
Land development
West	—	(122)	120	115
Southeast	—	(339)	—	—
Total land development	—	(461)	120	115
Other (a)	—	—	768	105
Total	$68,225	$11,558	$43,523	$7,237

(a)     Other includes revenues from construction management services the Company acquired as part of the Citizens Acquisition and is not attributable to the homebuilding and land development operations. The business was sold in the fourth quarter of 2015.

Reconciliation of gross margin to net income (loss) is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Gross margin	$11,558	$7,237
Sales and marketing	4,076	4,196
General and administrative	7,275	7,320
Income (loss) from operations	207	(4,279)
Other income, net	28	102
Net income (loss) before income taxes	235	(4,177)
Provision for income taxes	(5)	—
Net income (loss)	$230	$(4,177)

Total assets for each reportable and operating segment as of March 31, 2016 and December 31, 2015, are shown in the table below (in thousands):

	March 31, 2016	December 31, 2015
Homebuilding
West	$255,756	$231,624
Southeast	48,919	49,464
Total homebuilding	304,675	281,088
Land development
West	66,870	79,901
Southeast	—	—
Total land development	66,870	79,901
Other (a)	42,610	53,708
Total	$414,155	$414,697
(a)     Other assets primarily include cash and cash equivalents, deposits, and fixed assets which are maintained centrally and used according to the cash flow requirements of all reportable segments.

11.    Noncontrolling Interest

As of March 31, 2016, the Company holds an approximately 43.1% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated.

The carrying value and ending balance as of March 31, 2016 of the noncontrolling interest was calculated as follows (in thousands):

Beginning balance of noncontrolling interest as of December 31, 2015	$127,208
Net income attributable to noncontrolling interest	134
Stock-based compensation attributable to noncontrolling interest	105
Stock issuance attributable to noncontrolling interest	(25)
Distribution to noncontrolling interest	—
Ending balance of noncontrolling interest as of March 31, 2016	$127,422

12.    Commitments and Contingencies

Legal and Regulatory Matters

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. As of March 31, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.

Purchase Commitments

In the ordinary course of business, we may enter into purchase or option contracts to procure lots for development and construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land. These contracts to purchase properties typically require a cash deposit and are generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.

We may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from corporate financing sources. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right to terminate obligations under both purchase or option contracts by forfeiting the cash deposit with no further financial responsibility to the land seller.

Purchase contracts provide the Company with an option to purchase land. The ability to enter into option purchase agreements depends on the availability of land that sellers are willing to sell under option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions and local market dynamics.

As of March 31, 2016, we had outstanding $3.2 million of cash deposits pertaining to purchase or option contracts for 727 optioned lots with an aggregate remaining purchase price of approximately $44.8 million. As of December 31, 2015, we had outstanding $3.8 million of cash deposits pertaining to purchase or option contracts for 1,127 lots with an aggregate remaining purchase price of approximately $80.1 million.

Endangered Species Act

The Company is evaluating the impact of regulatory action under the federal Endangered Species Act on a project that it is developing in the state of Washington involving the listing of a certain species of gopher as “threatened.” This action may adversely affect this project, for example, by imposing new restrictions and requirements on the activities there and possibly delaying, halting or limiting our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded as of March 31, 2016. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

Surety Bonds

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $32.9 million and $37.1 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

Operating Leases

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2020 and thereafter. Rent expense for the three months ended March 31, 2016 and 2015 for office space was approximately $0.4 million and $0.3 million, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2016	$765
2017	1,029
2018	937
2019	413
2020	213
Thereafter	18
Total	$3,375

Contingent Consideration

The change in estimated fair value of the contingent consideration relating to the Citizens Acquisition consisted of the following (in thousands):

Contingent Consideration
Balance as of December 31, 2014	3,525
Change in fair value	220
Balance as of March 31, 2015	$3,745

Contingent Consideration
Balance as of December 31, 2015	$2,707
Change in fair value	8
Balance as of March 31, 2016	$2,715

The contingent consideration arrangement relating to the Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based upon the achievement of various pre-tax net income performance milestones (“performance milestones”) by the assets acquired in the Citizens Acquisition over a five year period that commenced on April 1, 2014. Payout calculations are made based on calendar year performance except for the sixth payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The fair value of the contingent consideration of $2.7 million as of March 31, 2016 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted pre-tax net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted pre-tax net income; (3) risk-free interest rates; (4) volatility of adjusted pre-tax net income; and (5) the Company’s credit spread. The risk adjusted discount rate applied to forecast adjusted net income was 12.7% plus the applicable risk-free rate, resulting in a discount rate ranging from 12.7% to 13.2% over the contingent consideration period. The estimated volatility rate of 18.6% and a credit spread of 11.0% were applied to forecast adjusted net income over the contingent consideration period. See Note 8, “Fair Value Disclosures” for further discussion of fair value measurements.

13.    Income Taxes

For the three months ended March 31, 2016, a provision for income taxes of $5,000 was recorded for the three months ended March 31, 2016. No tax provision was recorded for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and 2015 was 2.5% and 0.0%, respectively. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” for further discussion on income taxes.

As a result of the analysis of all available evidence as of March 31, 2016 and December 31, 2015, the Company continued to record a full valuation allowance on its net deferred tax assets.  Consequently, the Company reported no income tax benefit for the three months ended March 31, 2016 or 2015. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are subject to risks, uncertainties and assumptions. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial or operating performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events.

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

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. In light of these risks and uncertainties, the forward-looking statements discussed in this report might not occur.

Overview

The Company is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales. We operate in the states of California, Washington, North Carolina, South Carolina and Tennessee. We design, construct and sell high quality single-family homes through Benchmark, our wholly owned homebuilding subsidiary. We have homebuilding and land development reportable segments in our West and Southeast Operating Segments.

Select Operating Metrics

For the three months ended March 31, 2016 as compared to the same period during 2015:

•Homebuilding revenue increased by $25.6 million, or 60.0%, to $68.2 million.
•Consolidated net income of $0.2 million as compared to net loss of $4.2 million in the same period during 2015.
•Homebuilding gross margin grew 1.1% to 17.6%.
•Consolidated gross margin grew 0.3% to 16.9%.
•Backlog increased 64.7% to $136.2 million.
•Net new orders decreased 11.4% to 225.
•Sales and Marketing expenses decreased by $120,000.
•As a percentage of total revenue, Sales and Marketing expenses decreased 37.5% to 6.0%.
•General and Administrative expenses decreased by $45,000.
•As a percentage of total revenue, General and Administrative expenses decreased 36.3% to 10.7%.
•Revenue in our Southeast homebuilding segment increased 21.9%, to $11.5 million.

During the three months ended March 31, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates and employment growth. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets.

Homebuilding and land development is a local business. As a result, we expect local market conditions will affect our community count, revenue and operating performance. Local market trends are the principal factors that impact our revenue and our revenue related expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as the expenses that vary with revenue, to generally increase; conversely, when these trends are negative, we expect our revenue and expenses that vary with revenue to generally decline, although in each case the impact may not be immediate or directly proportional. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to reduce or maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the three months ended March 31, 2016 reflect our continued focus on a number of initiatives, including growing our homebuilding operations and revenues (by increasing units sold in our existing communities), improving our gross margin percentage and gaining higher leverage of our fixed expenses / improving our operating efficiency.

During the three months ended March 31, 2016, our homebuilding revenues increased by $25.6 million, or 60.0%, to $68.2 million, as compared to $42.6 million for the three months ended March 31, 2015. The growth in homebuilding revenue was primarily due to the 36.9% increase in homes delivered to 167 homes during the first quarter of 2016, as compared to 122 homes during the same period in 2015. In addition, our average selling price (“ASP”) of homes delivered during the three months ended March 31, 2016 increased to approximately $409,000 from $349,000 during the three months ended March 31, 2015. In addition, the number of average active selling communities for the three months ended March 31, 2016 increased to 28 from 25 during the three months ended March 31, 2015.

Our land development segment, given our opportunistic strategy towards this business segment, did not generate any revenues during the first quarter of 2016, as compared to $0.1 million during the three months ended March 31, 2015. The cost of sales - land development of $0.5 million for the three months ended March 31, 2016 was primarily due to $0.4 million of abandonment costs related to the investigation of three acquisition opportunities in our West operating segment and two acquisition opportunities in our Southeast operating segment. The Company regularly incurs certain expenses as a part of its due diligence efforts as it evaluates land acquisition opportunities. In keeping with its acquisition strategy, the Company will abandon acquisition opportunities when, after due diligence, it determines that the opportunity will not meet the Company’s risk adjusted return metrics.

Other revenue generated during 2015 was primarily from our construction management services provided to property owners under “cost plus fee” contracts in South Carolina. This business was subsequently sold in the fourth quarter of 2015.

Consolidated net income was $0.2 million for the three months ended March 31, 2016, as compared to a net loss of $4.2 million for the three months ended March 31, 2015.

Backlog consists of homes under contract that have not yet been delivered. Our backlog as of March 31, 2016 of $136.2 million increased by 64.7%, or $53.5 million, as compared to $82.7 million backlog as of March 31, 2015. The growth in backlog is a result of the increase in our community count as well as the $73,000 increase in the average sales price of homes in backlog as of March 31, 2016, as compared to March 31, 2015. The average sales price of homes in backlog as of March 31, 2016 was $444,000, or an increase of 19.7%, as compared to the average sales price of homes in backlog as of March 31, 2015 of $371,000.

The absorption per community per month decreased to 2.7 homes for the three months ended March 31, 2016 from 3.4 homes during the same period in 2015. Net new orders for the three months ended March 31, 2016 decreased by 29 homes, or 11.4%, to 225 homes from 254 homes during the same period in 2015. This was due to an elevated comparison primarily in the East as the first quarter of 2015 represented the highest number of orders that our company had previously experienced due to some very high turning communities. During the first quarter of 2015, we generated 54 new orders in two communities that have since closed out. Excluding these two communities, our absorption per community per month during the first quarter of 2015 was 2.9 homes.

As of March 31, 2016, we had 452 homes in inventory which includes 306 homes under construction and 146 completed homes. Of the 306 homes under construction we have 10 model homes, 97 homes available for sale ("specs"), and 199 homes sold. Of the 146 completed homes in inventory, we have 54 model homes, 36 specs, and 56 homes sold.

As of March 31, 2016, we owned or controlled a total of 5,349 residential lots. We owned or controlled 4,168 lots in our West operating segment and 1,181 in our Southeast operating segment. For the three months ended March 31, 2016, our total lots owned decreased by 129 lots and total lots controlled decreased by 400 since December 31, 2015. During the first quarter of 2016, we continued to emphasize managing our existing communities across our geographies and realizing regional and corporate-level operating efficiencies, as opposed to increasing our inventory of owned and controlled lots.

During the remainder of 2016, we expect to seek revenue growth and increased productivity from our homebuilding operations in both the West and Southeast operating segments. We also expect to continue our strategy of selectively buying and selling land in select markets when we believe that it is opportunistic to do so. Additionally, we intend to seek additional regional and corporate-level operating efficiencies.

Results of Operations - Three Months Ended March 31, 2016 and 2015

Consolidated Financial Data

	Three months ended March 31,
	2016	2015	Change
	(in thousands)
Revenue:
Homebuilding	$68,225	$42,635	$25,590
Land development	—	120	(120)
Other	—	768	(768)
Total revenue	68,225	43,523	24,702
Cost of Sales:
Homebuilding	56,206	35,618	20,588
Land development	461	5	456
Other	—	663	(663)
Gross Margin	11,558	7,237	4,321
Expenses:
Sales and marketing	4,076	4,196	(120)
General and administrative	7,275	7,320	(45)
Total expenses	11,351	11,516	(165)
Income (loss) from operations	207	(4,279)	4,486
Other income	28	102	(74)
Net income (loss) before tax	$235	$(4,177)	$4,412
Provision for income taxes	(5)	—	(5)
Net income (loss)	$230	$(4,177)	$4,407

Select Operating Metrics

	Three months ended March 31,
	2016	2015	Change
Net new home orders (1)	225	254	(29)
Cancellation rate (2)	13.5%	4.5%	9.0%
Average active selling communities during period (3)	28	25	3
Active selling communities at end of period (4)	29	27	2
Backlog (5) (in thousands)	$136,220	$82,703	$53,517
Backlog (5) (units)	307	223	84
Average sales price of backlog (in thousands)	$444	$371	$73

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average active selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(4)	“Active selling communities” consists of those communities where we have more than 15 homes remaining to deliver.

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

Our net new home orders decreased 11.4% to 225 for the three months ended March 31, 2016, from 254 for the three months ended March 31, 2015. The decrease in net new home orders, as previously discussed, for the three months ended March 31, 2016 was primarily attributable to two communities that each achieved approximately nine new home orders per month during the first quarter of 2015.

Our cancellation rate for the three months ended March 31, 2016 was 13.5%, as compared to 4.5% for the three months ended March 31, 2015. The cancellation rate was much lower during the first quarter of 2015 as the company achieved 117 new orders in March of 2015; consistent with common practice, a number of these new orders cancelled in April 2015. The impact of the delay in cancellations from one quarter to the next was a lower cancellation rate for the first quarter of 2015.

Our average active selling communities for the three months ended March 31, 2016 increased to 28 from 25 during the same period in 2015. In addition, our active selling communities as of March 31, 2016 increased to 29 from 27 communities as of March 31, 2015.

Our backlog value increased by $53.5 million to $136.2 million as of March 31, 2016, as compared to $82.7 million as of March 31, 2015. The increase was due to 84 more home sales contracts as of March 31, 2016, as compared to March 31, 2015, and a $73,000 increase in average sales price of homes under sales contract. The increase in the average sales price is due to an increase of $29,300 and $26,700 in our West operating segment and Southeast operating segment, respectively, coupled with an increase in the regional mix of homes sold and mix of dirt sales. As of March 31, 2016, our West operating segment comprised 80.1% of our homes in backlog, as compared to 63.2% as of March 31, 2015; as of March 31, 2016, our Southeast operating segment comprised 19.9% of our homes in backlog, as compared to 36.8% as of March 31, 2015.

Owned and Controlled Lots

As of March 31, 2016 and December 31, 2015, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,349 and 5,878 lots, respectively, as set forth in the tables below:

	March 31, 2016
	Owned	Controlled (1)	Lots
West	3,761	407	4,168
Southeast	861	320	1,181
Total	4,622	727	5,349

	December 31, 2015
	Owned	Controlled (1)	Lots
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$68,225	$42,635	$25,590	60.0%
Homes delivered (units)	167	122	45	36.9%
Average selling price	$409	$349	$60	17.2%
Average cost of sales	$337	$292	$45	15.4%

Land development
Revenue	$—	$120	$(120)	—%
Lots sold (lots)	—	8	(8)	—%
Average selling price	$—	$15	$(15)	—%
Average cost of sales	$—	$1	$(1)	—%

Other revenue
Revenue	$—	$768	$(768)	—%

Total revenue	$68,225	$43,523	$24,702	56.8%

Total revenue for the three months ended March 31, 2016 increased by $24.7 million, or 56.8%, to $68.2 million, as compared to $43.5 million for the three months ended March 31, 2015. The increase in revenue was primarily the result of increased home deliveries and average selling price, which was partially offset by a reduction of revenue from land development, as compared the same period last year.

Homebuilding Revenue

Revenue from homebuilding for the three months ended March 31, 2016 increased by $25.6 million, or 60.0%, to $68.2 million, as compared to $42.6 million for the three months ended March 31, 2015. The increase in homebuilding revenue was a result of an increase in the number of homes delivered to 167 during the 2016 period, as compared to 122 homes during the 2015 period, in addition to an increase in the average selling price of homes to approximately $409,000 during the 2016 period, as compared to approximately $349,000 during the 2015 period. Of this revenue increase, $15.7 million was related to increased units delivered and the remaining related to an increase in average selling price. The increase in the number of units delivered during the three months ended March 31, 2016 was primarily the result of the increase in our backlog as we entered the quarter and the number of average active selling communities, as compared to the prior year period. Average active selling communities increased for the three months ended March 31, 2016 to 28 from 25 during the same period in 2015.

Land Development Revenue

Revenue from land development for the three months ended March 31, 2016 decreased by $0.1 million, as compared to the three months ended March 31, 2015. While we did not sell any land during the 2016 period, as compared to 8 finished and entitled lots sold during the 2015 period, we recognized $0.4 million in abandonment charges, included as part of cost of sales - land development, in our West and Southeast operating segments.

Other Revenue

Other revenue for the three months ended March 31, 2016 and 2015 was approximately zero and $0.8 million, respectively. Other revenue is related to construction management services provided to property owners primarily under “cost plus fee” contracts, which was conducted in our Southeast operations and subsequently sold in the fourth quarter of 2015.

Gross Margin and Adjusted Gross Margin

	Three Months Ended March 31,
	2016	%	2015	%
	(Dollars in thousands)
Consolidated Adjusted Gross Margin
Revenue	$68,225	100.0%	$43,523	100.0%
Cost of Sales	56,667	83.1%	36,286	83.4%
Gross Margin	11,558	16.9%	7,237	16.6%
Add: interest in cost of sales	1,539	2.3%	924	2.1%
Add: impairment and abandonment charges	419	0.6%	2	—%
Adjusted Gross Margin (1)	$13,516	19.8%	$8,163	18.8%
Consolidated Gross margin percentage	16.9%		16.6%
Consolidated Adjusted gross margin percentage (1)	19.8%		18.8%

Homebuilding Adjusted Gross Margin
Homebuilding revenue	$68,225	100.0%	$42,635	100.0%
Cost of home sales	56,206	82.4%	35,618	83.5%
Homebuilding gross margin	12,019	17.6%	7,017	16.5%
Add: interest in cost of home sales	1,539	2.3%	924	2.2%
Add: impairment and abandonment charges	—	—%	—	—%
Adjusted homebuilding gross margin(1)	$13,558	19.9%	$7,941	18.6%
Homebuilding gross margin percentage	17.6%		16.5%
Adjusted homebuilding gross margin percentage (1)	19.9%		18.6%

Land Development Adjusted Gross Margin
Land development revenue	$—	—%	$120	100.0%
Cost of land development	461	—%	5	4.2%
Land development gross margin	(461)	—%	115	95.8%
Add: interest in cost of land development	—	—%	—	—%
Add: Impairment and abandonment charges	419	—%	2	1.7%
Adjusted land development gross margin (1)	$(42)	—%	$117	97.5%
Land development gross margin percentage	—%		95.8%
Adjusted land development gross margin percentage (1)	—%		97.5%

Other Revenue Gross and Adjusted Margin
Revenue	$—	—%	$768	100.0%
Cost of revenue	—	—%	663	86.3%
Other revenue gross and adjusted margin	$—	—%	$105	13.7%
Other revenue gross and adjusted margin percentage	—%		13.7%

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

The increase in our homebuilding gross margin percentage to 17.6% for the three months ended March 31, 2016 from 16.5% for the three months ended March 31, 2015 was primarily due to an increase in the average gross margin in our East Garrison master planned community. For the three months ended March 31, 2016, our gross margin in East Garrison averaged to 25.9% as compared to 20.4% for the three months ended March 31, 2015. East Garrison delivered 22 homes in the three months ended March 31, 2016 as compared to 20 homes in the three months ended March 31, 2015. The average selling price during the three months ended March 31, 2016 in our West and Southeast operating segments were $494,000 and $221,000, respectively.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	(In thousands)		As a percentage of total revenue
	2016	2015	2016	2015
Sales and marketing	$4,076	$4,196	6.0%	9.6%
General and administrative	7,275	7,320	10.7%	16.8%
Total sales and marketing and general and administrative	$11,351	$11,516	16.6%	26.5%

Sales and marketing expense for the three months ended March 31, 2016 decreased approximately $0.1 million, or 2.9%, to approximately $4.1 million, as compared to approximately $4.2 million for the same period in 2015. The decrease in sales and marketing expense was primarily attributable to a decrease in the number of new communities opened in the three months ended March 31, 2016 and the associated costs as compared to the three months ended March 31, 2015. Weather-related delays during the fourth quarter of 2015 were largely responsible for the delays in opening new communities during the first quarter of 2016. The lower costs incurred during the three months ended March 31, 2016 were partially offset by an increase in Realtor commissions associated with the increase in the number of homes delivered during the first quarter of 2016. As a percentage of total revenue, sales and marketing expense was 6.0% during the three months ended March 31, 2016, a decrease from 9.6% for the comparable prior year period.

General and administrative (“G&A Expense”) for the three months ended March 31, 2016 decreased by approximately $45,000 to $7.3 million, as compared to $7.3 million for the same period in 2015. The decrease in G&A Expense was the result of a decrease in stock-based compensation, a decrease in the adjustment to the contingent consideration related to the Citizens Acquisition and a decrease in travel and entertainment expenses, partially offset by $873,000 of severance related expenses incurred during the three months ended March 31, 2016. In addition, as of March 31, 2016, office headcount decreased to 132 employees from 139 employees as of March 31, 2015. As a percentage of total revenue, G&A Expenses decreased to 10.7% during the three months ended March 31, 2016, as compared to 16.8% for the same period in 2015 due, in part, to a reduction of expenses and an increase in total revenue in the 2016 period relative to the same period last year.

Provision for Income Taxes

As a result of the analysis of all available evidence as of March 31, 2016 and 2015, we continued to record a full valuation allowance on our net deferred tax assets.  Consequently, we reported no income tax benefit for either the three months ended March 31, 2016 or 2015. If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.
For the three months ended March 31, 2016, a provision for income taxes of $5,000 was recorded for the three months ended March 31, 2016. No tax provision was recorded for the three months ended March 31, 2015. See Note 13, “Income Taxes” and Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report for further discussion on income taxes.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net income for the three months ended March 31, 2016 was $0.2 million, as compared to a net loss of $4.2 million for the prior year period. The net income attributable to UCP, Inc. was $0.1 million (or $0.01 per basic and diluted share) for the three months ended March 31, 2016, as compared to the net loss attributable to UCP, Inc. of $1.8 million (or $0.23 per basic and diluted share) for the three months ended March 31, 2015.

Reporting Segments

We operate in the states of California, Washington, North Carolina, South Carolina and Tennessee. We have homebuilding and land development reportable segments in our West operating segment and our Southeast operating segment.

The Company continuously evaluates its homebuilding and land development operations in an effort to allocate resources properly. Based on this evaluation, the Company has classified its operating activities into two operating segments, West and Southeast. See Note 10, “Segment Information” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

The following table presents financial information related to reporting segments for the periods indicated ($ in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$56,758	$10,313	18.2%	$33,227	$5,812	17.5%
Southeast	11,467	1,706	14.9%	9,408	1,205	12.8%
Total homebuilding	68,225	12,019	17.6%	42,635	7,017	16.5%
Land development
West	—	(122)	—%	120	115	95.8%
Southeast	—	(339)	—%	—	—	—%
Total land development	—	(461)	—%	120	115	95.8%
Other (a)	—	—	—%	768	105	13.7%
Total	$68,225	$11,558	16.9%	$43,523	$7,237	16.6%

(a)     Other includes revenues from construction management services the Company acquired as part of the Citizens Acquisition and is not attributable to the homebuilding or land development operations. The business was sold in the fourth quarter of 2015.

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and average selling price for the homebuilding operations by our West and Southeast operating segments:

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the three months ended	(in thousands)
March 31, 2016
West	$56,758	83.2%	115	68.9%	$494
Southeast	11,467	16.8%	52	31.1%	$221
Total	$68,225	100.0%	167	100.0%	$409

March 31, 2015
West	$33,227	77.9%	78	63.9%	$425
Southeast	9,408	22.1%	44	36.1%	$214
Total	$42,635	100.0%	122	100.0%	$349

For the three months ended March 31, 2016, our West homebuilding segment accounted for approximately 83.2% of our total homebuilding revenue, compared to our Southeast homebuilding segment which accounted for approximately 16.8% of our total homebuilding revenue. This was caused mainly by the higher number of homes delivered in the West homebuilding segment, as compared to the Southeast homebuilding segment. Additionally, the average selling price for the homes sold in the West was higher than in the Southeast.

Land Development Operations

The following table presents a summary of selected financial and operational data for our land development operations.

	Land development Revenue (In thousands)	Lots sold
Three months ended March 31, 2016
West	$—	—
Southeast	—	—
Total	$—	—

Three months ended March 31, 2015
West	$120	8
Southeast	—	—
Total	$120	8

Liquidity and Capital Resources

Our principal uses of capital are funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity are cash on hand, cash provided by operations and cash provided by financing activities (such as acquisition, development and construction financing). As of March 31, 2016, we had approximately $29.8 million of cash and cash equivalents.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding. For a description of our outstanding indebtedness as of March 31, 2016, see Note 7, “Notes Payable and Senior Notes, net” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

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

Senior Notes

On October 21, 2014, we completed a private offering of $75.0 million in aggregate principal amount of 8.5% Senior Notes due 2017. The Senior Notes were issued under the Indenture. The Senior Notes bear interest at 8.5% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The Senior Notes mature on October 21, 2017, unless earlier redeemed or repurchased.

The Senior Notes are guaranteed on an unsecured senior basis by each of our subsidiaries (the “Subsidiary Guarantors”). The Senior Notes and the guarantees are the Company’s, and the Subsidiary Guarantors’, senior unsecured obligations and rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to all of our and the Subsidiary Guarantors’ future subordinated debt. The Senior Notes and the guarantees are effectively subordinated to any of our and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.

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

The Indenture limits our and our subsidiaries’ ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that we may incur indebtedness so long as our ratio of indebtedness to consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of our consolidated tangible assets); pay dividends and make certain investments and other restricted payments, including purchase of our stock; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Senior Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of our consolidated assets.

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

As set forth below, as of March 31, 2016, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Consolidated Tangible Assets Test and the Minimum Liquidity Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

	As of March 31, 2016	Requirement
	(In thousands)
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$401,314
Consolidated Tangible Assets subject to Liens (1)	220,255
Consolidated Tangible Assets not subject to Liens (1)	$181,059	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$401,314
Total Indebtedness	158,584
Net Worth	$242,730	≥ $ 175,000

Minimum Liquidity Test
Cash and Cash Equivalents	$30,669
Restricted Cash (2)	900
Unrestricted Cash and Cash Equivalents (2)	$29,769	≥ $ 15,000

	(In thousands)
Consolidated Tangible Assets Test		Requirement
Consolidated Tangible Assets as of March 31, 2016	$401,314
Consolidated Tangible Assets as of January 1, 2015	400,818
Increase in Consolidated Tangible Assets during 2015 (3)	$496	Δ ≤ ( $25,000)

Consolidated Tangible Assets as of March 31, 2016	$401,314
Consolidated Tangible Assets as of October 21, 2014	293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (3)(4)	$107,530	Δ ≤ ($50,000)

Funded Debt to Tangible Assets Ratio Test
Funded Debt as of March 31, 2016	158,584
Consolidated Tangible Assets as of March 31, 2016	$401,314
Funded Debt to Tangible Assets Ratio	40%	≤ 45%

(1)
“Liens,” as used in this table, means Liens other than Liens of the type described in clauses (b), (c), (e), (f), (h), (i), (j), (t), (v), (w), (x) and (y) of the definition of “Permitted Liens” under the Indenture. In general, this excludes certain Liens securing obligations that are not indebtedness for money borrowed.

(2)
Unrestricted cash and cash equivalents excludes restricted cash and other restricted cash balance requirements. Restricted cash excludes the $15 million requirement under the Indenture for purposes of the tests shown above.

(3) We may not permit our Consolidated Tangible Assets to decrease by more than $25 million in any fiscal year or more than $50 million in the aggregate at any time after October 21, 2014 (i.e. the date of the issue of the Senior Notes).

(4)	Based on Consolidated Tangible Assets as of September 30, 2014, the end of the quarter immediately preceding the issue of the Senior Notes.
In addition, (i) as of March 31, 2016 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended March 31, 2016 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended March 31, 2016 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

Debt-to-Capital and Net Debt-to-Capital Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	As of March 31, 2016	As of December 31, 2015
Debt	$158,584	$155,966
Equity	217,778	217,408
Total capital	$376,362	$373,374
Ratio of debt-to-capital	42.1%	41.8%
Debt	$158,584	$155,966

Net cash and cash equivalents	$30,669	$40,729
Less: restricted cash and minimum liquidity requirement	15,900	15,900
Unrestricted cash and cash equivalents	$14,769	$24,829

Net debt	$143,815	$131,137
Equity	217,778	217,408
Total adjusted capital	$361,593	$348,545
Ratio of net debt-to-capital (1)	39.8%	37.6%

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

Cash Flows - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our comparison of cash flows for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is as follows:

Net cash used in operating activities for the three months ended March 31, 2016 was $0.9 million lower compared to the prior year period during 2015, declining from $13.2 million to $12.3 million. During the three months ended March 31, 2016, we generated $1.0 million of net income before non-cash expenses of stock-based compensation, impairment and abandonment charges, depreciation and amortization, as well as, an adjustment to the fair value of our contingent consideration, as compared to net loss before non-cash expenses of $3.2 million for the same period during in 2015.

During the three months ended March 31, 2016, we used $10.8 million to finance an increase in real estate inventories, as compared to $6.6 million for the same period during 2015, an increase of $4.3 million. The increase in inventories during the three months ended March 31, 2016 was primarily attributable to the number of homes under construction. On March 31, 2016, we had 452 homes in inventory as compared to 354 homes in inventory as of March 31, 2015. In addition, we generated $1.0 million in other assets and receivables during 2016 as compared to $1.0 million we used to finance growth during the same period during the three months ended March 31, 2015.

Net cash used in investing activities of $22,000 during the three months ended March 31, 2016 related to purchasing fixed assets, representing a decrease of $0.2 million used for investing activities during the same period in 2015.

Net cash provided by financing activities of $2.3 million during the three months ended March 31, 2016 primarily resulted from an increase in net borrowings, representing a decrease of $3.5 million as compared to the same period in 2015. The net borrowings during the three months ended March 31, 2016 were proceeds from acquisition, development and construction loans which totaled $35.5 million while repayments on these loans totaled $33.1 million. In addition, we incurred $12,000 in debt issuance costs for the three months ended March 31, 2016 as compared to $171,000 for the same period during 2015.

For the three months ended March 31, 2016, we paid no cash tax distribution to our noncontrolling interest (i.e. PICO). For the same period in 2015, we paid a cash tax distribution to noncontrolling interest (i.e. PICO) of $0.7 million. As of March 31, 2016, we owe PICO $3.2 million for its tax liability related to our 2015 operating results.

As a result of our net cash from operating, investing and financing activities, we decreased our cash and cash equivalents by $10.1 million to a balance of $29.8 million for the three months ended March 31, 2016. For the three months ended March 31, 2015, we decreased our cash balance by $7.6 million to $34.4 million.

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

As of March 31, 2016, we had cash deposits of $3.2 million outstanding pertaining to purchase or option contracts for 727 lots with an aggregate remaining purchase price of approximately $44.8 million.

As of March 31, 2016, we had approximately $239.2 million of existing loan commitments, of which approximately $79.4 million was available to be drawn. For additional information, see Note 7, “Notes Payable and Senior Notes, net” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

We are often required to provide to various municipalities and other government agencies performance bonds to secure the completion of our projects and/or in support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of March 31, 2016 and December 31, 2015, we had outstanding surety bonds totaling approximately $32.9 million and $37.1 million, respectively. If any such performance bonds are called, we would be obligated to reimburse the issuer of the performance bond. We do not believe that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

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

Recent Accounting Pronouncements

See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report regarding the impact of certain recent accounting pronouncements on our accompanying unaudited condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. As of March 31, 2016, we had approximately $80 million of total variable interest rate debt outstanding (or 49.7% of total indebtedness). If interest rates on our variable interest rate debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $80,000. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the three months ended March 31, 2016. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Based on the current amount and terms of our variable interest rate debt, we do not believe that the future changes in interest rates will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of, our principal executive officer and principal financial officer, our management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation; however, the nature of our business exposes us to the risk of claims and litigation in the normal course of business. Other than routine litigation arising in the normal course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us. Although we are not currently involved in any material litigation, legal proceedings, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 12, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares of Class A common stock purchased (1)	Average price paid per share of Class A common stock	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs	Maximum number of shares of Class A common stock that may yet be purchased under the plans or programs
January 1 to 31, 2016	3,870	$6.20	—	—
February 1 to 29, 2016	3,583	$5.96	—	—
Total	7,453	$6.08	—	—

(1)    These amounts represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of employees' restricted stock awards.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Employment Agreement between UCP, Inc. and James M. Pirrello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed January 20, 2016)
10.2	Resignation Agreement between UCP, Inc. and William J. La Herran (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed January 20, 2016)
10.3
Amendment One to Employment Agreement, dated as of April 1, 2016, between UCP, Inc. and Dustin L. Bogue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 6, 2016)

31.1
Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of James M. Pirrello, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

UCP, Inc.

Date:	May 9, 2016	By:	/s/	James M. Pirrello

James M. Pirrello
Chief Financial Officer, Chief Accounting Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)