Form 10-Q
period 2016-06-30
UCP, Inc.
filed 2016-08-01
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Yes ☐ No ☒
On July 28, 2016, the registrant had 7,980,443 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, Inc.

FORM 10-Q
For the Three Months Ended June 30, 2016

TABLE OF CONTENTS

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$32,828	$39,829
Restricted cash	900	900
Real estate inventories	374,365	360,989
Fixed assets, net	1,038	1,314
Intangible assets, net	171	236
Goodwill	4,223	4,223
Receivables	817	1,317
Other assets	6,137	5,889
Total assets	$420,479	$414,697

Liabilities and equity
Accounts payable	$19,670	$14,882
Accrued liabilities	20,116	24,616
Customer deposits	3,166	1,825
Notes payable, net	88,777	82,486
Senior notes, net	73,908	73,480
Total liabilities	205,637	197,289

Commitments and contingencies (Note 11)

Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding as of June 30, 2016; no shares issued and outstanding as of December 31, 2015	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 8,026,828 issued and 8,005,763 outstanding as of June 30, 2016; 8,014,434 issued and outstanding as of December 31, 2015	80	80
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding as of June 30, 2016; 100 issued and outstanding as of December 31, 2015	—	—
Additional paid-in capital	96,698	94,683
Treasury stock at cost; 21,065 shares as of June 30, 2016; none as of December 31, 2015	(160)	—
Accumulated deficit	(3,761)	(4,563)
Total UCP, Inc. stockholders’ equity	92,857	90,200
Noncontrolling interest	121,985	127,208
Total equity	214,842	217,408
Total liabilities and equity	$420,479	$414,697

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUE:
Homebuilding	$81,415	$50,785	$149,641	$93,421
Land development	1,422	1,920	1,422	2,040
Other revenue	—	2,021	—	2,788
Total revenue:	82,837	54,726	151,063	98,249

COSTS AND EXPENSES:
Cost of sales - homebuilding	66,370	42,120	122,576	77,738
Cost of sales - land development	225	1,543	686	1,548
Cost of sales - other revenue	—	1,742	—	2,405
Impairment on real estate	2,397	—	2,397	—
Total cost of sales	68,992	45,405	125,659	81,691
Gross margin - homebuilding	15,045	8,665	27,065	15,683
Gross margin - land development	1,197	377	736	492
Gross margin - other revenue	—	279	—	383
Gross margin - impairment on real estate	(2,397)	—	(2,397)	—
Total gross margin	13,845	9,321	25,404	16,558
Sales and marketing	4,667	4,357	8,743	8,553
General and administrative	7,234	6,453	14,509	13,772
Total costs and expenses	80,893	56,215	148,911	104,016
Income (loss) from operations	1,944	(1,489)	2,152	(5,767)
Other income, net	22	30	49	131
Net income (loss) before income taxes	$1,966	$(1,459)	$2,201	$(5,636)
Provision for income taxes	(141)	—	(147)	—
Net income (loss)	$1,825	$(1,459)	$2,054	$(5,636)
Net income (loss) attributable to noncontrolling interest	$1,119	$(791)	$1,252	$(3,128)
Net income (loss) attributable to UCP, Inc.	706	(668)	802	(2,508)
Other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive income (loss)	$1,825	$(1,459)	$2,054	$(5,636)
Comprehensive income (loss) attributable to noncontrolling interest	$1,119	$(791)	$1,252	$(3,128)
Comprehensive income (loss) attributable to UCP, Inc.	$706	$(668)	$802	$(2,508)

Earnings (loss) per share of Class A common stock:
Basic	$0.09	$(0.08)	$0.10	$(0.32)
Diluted	$0.09	$(0.08)	$0.10	$(0.32)

Weighted average shares of Class A common stock:
Basic	8,024,790	7,932,037	8,023,269	7,927,708
Diluted	8,145,128	7,932,037	8,025,481	7,927,708

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Shares of common stock outstanding		Common stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Noncontrolling interest	Total equity
	Class A	Class B	Class A	Class B
Balance as of December 31, 2014	7,922,216	100	$79	$—	$94,110	$—	$(6,934)	$124,012	$211,267
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	11,172				(9)			(13)	(22)
Stock-based compensation expense					531			711	1,242
Distribution to noncontrolling interest								(981)	(981)
Net loss							(2,508)	(3,128)	(5,636)
Balance as of June 30, 2015	7,933,388	100	$79	$—	$94,632	$—	$(9,442)	$120,601	$205,870

Balance as of December 31, 2015	8,014,434	100	$80	$—	$94,683	$—	$(4,563)	$127,208	$217,408
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	12,394				(20)			(25)	(45)
Repurchase of common stock	(21,065)					(160)			(160)
Re-allocation from stock issuances					1,856			(1,856)	—
Stock-based compensation expense					179			236	415
Distribution to noncontrolling interest								(4,830)	(4,830)
Net income							802	1,252	2,054
Balance as of June 30, 2016	8,005,763	100	$80	$—	$96,698	$(160)	$(3,761)	$121,985	$214,842

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net income (loss)	$2,054	$(5,636)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	415	1,242
Abandonment charges	474	2
Impairment on real estate inventories	2,397	—
Depreciation and amortization	352	304
Fair value adjustment of contingent consideration	8	212
Changes in operating assets and liabilities:
Real estate inventories	(15,719)	(27,076)
Receivables	500	111
Other assets	(212)	(711)
Accounts payable	4,788	10,791
Accrued liabilities	(4,585)	(6,681)
Customer deposits	1,341	1,170
Income taxes payable	78	—
Net cash used in operating activities	(8,109)	(26,272)
Investing activities
Purchases of fixed assets	(59)	(267)
Net cash used in investing activities	(59)	(267)
Financing activities
Distribution to noncontrolling interest	(4,830)	(981)
Proceeds from notes payable	67,837	59,168
Repayment of notes payable	(61,505)	(35,162)
Debt issuance costs	(129)	(450)
Repurchase of common stock	(160)	—
Withholding taxes paid for vested RSUs	(46)	(22)
Net cash provided by financing activities	1,167	22,553
Net decrease in cash and cash equivalents	(7,001)	(3,986)
Cash and cash equivalents – beginning of period	39,829	42,033
Cash and cash equivalents – end of period	$32,828	$38,047

Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$34	$83

Issuance of Class A common stock for vested restricted stock units	$123	$98

Supplemental cash flow information
Income taxes paid	$69	$—

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

The Company’s operations began in 2004 and principally focused on acquiring land, and entitling and developing it for residential construction. In 2010, the Company formed Benchmark Communities, LLC, its wholly owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. In 2014, the Company completed the acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens Acquisition”) to expand its operations for the purchase of real estate and the construction and marketing of residential homes in the Southeast.

The Company is a holding company, whose principal asset is its interest in UCP, LLC, the subsidiary through which it directly and indirectly conducts its business. As of June 30, 2016, the Company held a 43.1% economic interest in UCP, LLC and PICO Holdings, Inc. (“PICO”), a NASDAQ-listed, diversified holding company, held the remaining 56.9% economic interest in UCP, LLC.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated in consolidation.
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

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s accompanying unaudited condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2016 and December 31, 2015, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

As of June 30, 2016, PICO holds an economic and voting interest in our Company equal to approximately 56.9%. The Company is party to certain agreements with PICO, including an Exchange Agreement (pursuant to which PICO has the right to cause the Company to exchange PICO’s interests in UCP, LLC for shares of the Company’s Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications), an Investor Rights Agreement (pursuant to which PICO has certain rights, including the right to nominate two individuals for election to the Company’s board of directors for as long as PICO owns at least a 25% voting interest in the Company), a Tax Receivable Agreement (pursuant to which PICO is entitled to 85% of any cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of any increase in tax basis caused by PICO’s exchange of UCP, LLC interests for shares of the Company’s Class A common stock) and a Registration Rights Agreement, with respect to the shares of Class A common stock that PICO may receive in exchanges made pursuant to the Exchange Agreement.

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

Cash items that are restricted as to withdrawal or usage include deposits of $0.9 million as of June 30, 2016 and December 31, 2015, related to a construction loan, credit card agreements and a contractor’s license.

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period that real estate is undergoing development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are delivered.

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2016 and 2015 were $0.6 million and $0.7 million, respectively, and for the six months ended June 30, 2016 and 2015 were $1.0 million and $1.4 million, respectively.

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

Land, development and other common costs are typically allocated to real estate inventories using the relative-sales-value method. Direct home construction costs are recorded using the specific identification method. Cost of sales-homebuilding includes the construction costs of each home and all applicable land acquisition, real estate development, capitalized interest and related common costs based upon the relative-sales-value of the home. Changes to estimated total development costs subsequent to initial home closings in a community are allocated on a relative-sales-value method to remaining homes in the community. Cost of sales-land development includes land acquisition and development costs, capitalized interest, impairment charges, abandonment charges for projects that are no longer economically viable, and real estate taxes.

Real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case real estate inventories are written down to fair value.

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, the real estate is being actively marketed for sale and it is probable that the real estate will be sold within twelve months. Homes completed or under construction are included in real estate inventories in the accompanying unaudited condensed consolidated balance sheets at the lower of cost or net realizable value.

Impairment and Abandonment of Real Estate Inventories:

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

We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In determining the fair value of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land, and recent bona fide offers received from third parties. In the second quarter of 2016, no discount rate was used as the community impaired during the quarter was land held for sale for which a purchase offer price was used to determine the fair value.

During the three and six months ended June 30, 2016, approximately $2.4 million of impairment losses were recorded with respect to the Company’s real estate inventories at its Sundance community, located in Bakersfield, California (“Sundance”). The 65 lots remaining at our Sundance project are under contract for sale and resulted in an impairment loss of $2.1 million, as the carrying value of these lots was written down to the contractual sales price less costs to sell. As of June 30, 2016, homes under construction and completed homes at the Sundance project had a carrying value that exceeded their estimated undiscounted cash flows. As a result, the carrying values of those remaining lots not currently under contract were adjusted to their estimated fair values resulting in an impairment loss of approximately $0.3 million. See Note 8, “Fair Value Disclosures--Non-Financial Instruments Carried at Fair Value--Non-Recurring Estimated Fair Value of Real Estate Inventories” for a further discussion of the impairment of the real estate asset.

No such real estate impairment losses were recorded for the three and six months ended June 30, 2015.

Abandonment charges during the three months ended June 30, 2016 and 2015 were $55,000 and zero, respectively, and were $474,000 and $2,000 during the six months ended June 30, 2016 and 2015, respectively. Abandonment charges are included in cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss for the respective period. These charges were related to the Company electing not to proceed with one or more land acquisitions after the incurrence of costs during due diligence.

Goodwill and Other Intangible Assets:

The purchase price of an acquired business is allocated between the net tangible assets and intangible assets of the acquired business, with the residual purchase price recorded as goodwill. The determination of the value of the assets acquired and liabilities assumed involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

All goodwill has been attributed to the Southeast homebuilding reporting segment as part of the Citizens Acquisition, which was completed in 2014. For the three and six months ended June 30, 2016 and the year ended December 31, 2015, there was no impairment of goodwill.

Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated remaining useful lives (ranging from six months to five years), added to the value of land when an intangible option is used to purchase the land, or expensed in the period when the option is cancelled. Acquired intangible assets with contractual terms are generally amortized over their respective contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed for the intangible assets. Goodwill is not amortized, but is evaluated annually for impairment, or more frequently if events or circumstances indicate that goodwill may be impaired.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets.  Computer software and hardware are depreciated over three to five years, office furniture and fixtures are depreciated over five years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to five years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Depreciation expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

Receivables:

Receivables include amounts due from utility companies for reimbursement of costs and manufacturer rebates. As of June 30, 2016 and December 31, 2015, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	June 30, 2016	December 31, 2015
Customer deposits in escrow	$3,069	$1,834
Prepaid expenses	519	2,099
Other deposits and prepaid interest	1,059	466
Funds held in escrow	1,490	1,490
Total	$6,137	$5,889

As part of the Company’s adoption of Accounting Standards Update (“ASU”) 2015-03, approximately $1.5 million of unamortized debt issuance costs that were included in the prepaid expenses category of other assets as of December 31, 2015 have been reclassified from other assets to notes payable and Senior notes in the accompanying unaudited condensed consolidated balance sheets. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies - Presentation of Debt Issuance Costs” and Note 7, “Notes Payable and Senior Notes, net” for a further discussion of the change in accounting principle.

Homebuilding, Land Development Sales and Other Revenues and Profit Recognition:

In accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 360 - Property, Plant, and Equipment, revenue from home sales and other real estate sales is recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement with the sold asset. The Company does not offer financing to any buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales, which is dependent on an allocation of costs.

In addition to homebuilding and land development, the Company previously provided construction management services, pursuant to which it built homes on behalf of third-party property owners. The business was acquired in connection with the

Citizens Acquisition and it was sold during the fourth quarter of 2015 and we no longer provide construction management services to third parties. Revenue and costs from providing these services for the three and six months ended June 30, 2015 is included in other revenue and cost of sales-other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which the award vests in accordance with applicable guidance under ASC 718, Compensation - Stock Compensation.

Stock Repurchase Program:

On June 6, 2016, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s Class A common stock between June 7, 2016 through June 1, 2018 (“Stock Repurchase Program”). Treasury stock represents shares repurchased under the Stock Repurchase Program, which are reflected as a reduction in Stockholders’ Equity in accordance with ASC Topic 505-30 - Equity - Treasury Stock. The number of shares repurchased is based on settlement date and factored into our weighted average calculation for earnings per share. See Note 9, “Equity” for additional information regarding the Company’s Stock Repurchase Program. See Note 2, “Income or Loss Per Share” for details regarding the impact of treasury shares on earnings per share.

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

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Warranty reserves, beginning of period	$3,218	$1,774	$2,852	$1,509
Warranty reserves accrued	573	382	1,045	675
Warranty expenditures	(129)	(7)	(235)	(35)
Warranty reserves, end of period	$3,662	$2,149	$3,662	$2,149

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), to simplify consolidation accounting. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 was effective for the Company for interim and annual reporting periods beginning after December 15, 2015.

The Company adopted the provisions of ASU 2015-02 as of the effective date on January 1, 2016. The adoption of ASU 2015-02 did not have an impact on the Company's accompanying unaudited condensed consolidated balance sheet, results of operations or cash flows.

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

In order to determine if the Company is the primary beneficiary, it must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company is not determined to control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company does have the ability to control such activities, the Company will continue its analysis by determining if it is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will receive a disproportionate benefit from a potentially significant amount of the VIE’s expected gains.

In substantially all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss on the applicable option or purchase agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Some of the Company’s option or purchase deposits may be refundable to the Company if certain contractual conditions are not performed by the party selling the lots. The Company did not identify any VIEs from its evaluation of its purchase and option agreements for real estate. Therefore, the Company did not consolidate any land under option as of June 30, 2016 or December 31, 2015.

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

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of sufficient future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carry-forward periods available to the Company for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates that the Company uses to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss of the Company.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For each of the periods presented, the Company did not record any interest or penalties related to uncertain tax positions. See Note 12, “Income Taxes” for a further discussion of the Company’s income taxes for the applicable period.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), as part of the new revenue guidance implementation. Under ASU 2016-12, the core principal of Topic 606 has not changed, but provides clarification on a few narrow areas and adds practical expedients to the new revenue guidance. ASU 2016-12 falls under the same guidance as ASU 2015-14 and therefore is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the method and impact the adoption of ASU 2016-12 will have on its future condensed consolidated financial statements and disclosures and expects to adopt the standard as part of its adoption of ASU 2015-14.

2.    Income or Loss Per Share

Basic income or loss per share of Class A common stock is computed by dividing net income or loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income or loss per share of Class A common stock is computed similarly to basic income or loss per share except that the weighted average number of shares of Class A common stock outstanding during the period is increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered Class A common stock equivalents for this purpose. For the three and six months ended June 30, 2016, incremental Class A common stock equivalents of 120,338 and 2,212 shares, respectively, were included in calculating diluted income per share. No incremental Class A common stock equivalents were included in calculating diluted loss per share for the three and six months ended June 30, 2015 because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc. during such periods.

Basic and diluted net income or loss per share of Class A common stock for the three and six months ended June 30, 2016 and 2015 have been computed as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator
Net income (loss) attributable to UCP, Inc.	$706	$(668)	$802	$(2,508)

Denominator
Weighted average number of shares of Class A common stock outstanding - basic	8,024,790	7,932,037	8,023,269	7,927,708

Effect of dilutive securities:
RSUs	120,338	—	2,212	—
Total shares for purpose of calculating diluted net income (loss) per share	8,145,128	7,932,037	8,025,481	7,927,708

Earnings (loss) per share:
Net income (loss) per share of Class A common stock - basic	$0.09	$(0.08)	$0.10	$(0.32)
Net income (loss) per share of Class A common stock - diluted	$0.09	$(0.08)	$0.10	$(0.32)

The following Options and RSUs issued were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015 because the effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Anti-dilutive securities	267,550	380,515	282,769	356,186

3.    Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deposits and pre-acquisition costs	$3,001	$3,836
Land held and land under development	140,246	128,059
Land held for sale	3,790	—
Finished lots	112,780	117,335
Homes completed or under construction	91,450	89,866
Model homes	23,098	21,893
Total	$374,365	$360,989

Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits and fees, and vertical construction. Land held and land under development includes costs incurred during site development, such as land, development, indirect costs and permits.

As of June 30, 2016, the Company had $3.0 million of deposits and pre-acquisition costs relating to land purchase or option contracts for 628 lots with an aggregate purchase price of approximately $27.6 million, net of deposits. As of December 31, 2015, the Company had $3.8 million of deposits and pre-acquisition costs relating to land purchase or option contracts for 1,127 lots with an aggregate purchase price of approximately $80.1 million, net of deposits.

As of June 30, 2016 and December 31, 2015, the Company had completed homes included in inventories of approximately $29.7 million and $31.4 million, respectively. Of the $29.7 million completed homes in inventories as of June 30, 2016, approximately $15.1 million were homes under contract and $14.6 million were homes available for sale (“specs”). Of the $31.4 million completed homes in inventories as of December 31, 2015, approximately $11.6 million were homes under contract and $19.8 million were spec homes.

Interest Capitalization

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss as related sales are recognized. For the three months ended June 30, 2016 and 2015, the Company capitalized interest of approximately $3.2 million and $2.8 million, respectively. For the six months ended June 30, 2016 and 2015, the Company capitalized interest of approximately $6.1 million and $5.4 million, respectively. Amounts capitalized to home inventory and land inventory were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest expense capitalized as cost of home inventory	$2,807	$2,280	$5,175	$4,435
Interest expense capitalized as cost of land inventory	370	518	945	992
Total interest expense capitalized	3,177	2,798	6,120	5,427
Previously capitalized interest expense included in cost of sales - homebuilding	(1,790)	(1,000)	(3,329)	(1,924)
Previously capitalized interest expense included in cost of sales - land development	(146)	(49)	(146)	(49)
Net activity of capitalized interest	1,241	1,749	2,645	3,454
Capitalized interest expense in beginning inventory	14,678	9,004	13,274	7,299
Capitalized interest expense in ending inventory	$15,919	$10,753	$15,919	$10,753

4.    Fixed Assets, net

Net fixed assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer hardware and software	$1,989	$1,954
Office furniture and equipment and leasehold improvements	858	834
Vehicles	83	83
Total	2,930	2,871
Accumulated depreciation	(1,892)	(1,557)
Fixed assets, net	$1,038	$1,314

Depreciation expense for the three months ended June 30, 2016 and 2015 was $188,000 and $147,000, respectively, and for the six months ended June 30, 2016 and 2015 was $335,000 and $287,000, respectively. Depreciation expense is recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

5.    Intangible Assets

Other purchased intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization(Use)	Ending Balance	Gross Carrying Amount	Accumulated Amortization(Use)	Ending Balance
Architectural plans	$170	$(77)	$93	$170	$(60)	$110
Land options	583	(505)	78	583	(457)	126
Trademarks and trade names	110	(110)	—	110	(110)	—
	$863	$(692)	$171	$863	$(627)	$236

Amortization expense for the three months ended June 30, 2016 and 2015 related to the architectural plans and trademarks and trade names intangibles was approximately $8,500 for both periods and for the six months ended June 30, 2016 and 2015 was $17,000 for both periods. The architectural plans intangible amortization period is 5 years. Amortization expense is recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows (in thousands):

December 31,
2016	$17
2017	34
2018	34
2019	8
Total	$93

Additionally, $27,000 and $34,000 related to land options was capitalized to real estate inventories during the three and six months ended June 30, 2016, as compared to $10,000 and $83,000 for the three and six months ended June 30, 2015.

6.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Real estate development cost to complete	$7,817	$11,992
Accrued expenses	3,812	5,692
Warranty reserves (Note 1)	3,662	2,852
Contingent consideration (Note 11)	2,715	2,707
Accrued payroll liabilities	2,110	1,373
Total	$20,116	$24,616

7.    Notes Payable and Senior Notes, net

The Company obtains various types of debt financing in connection with its acquisition, development and construction of real estate inventories and its construction of homes. Often, these debt obligations are secured by the underlying real estate. Certain loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and reborrow up to a specified amount during the term of the loan. Acquisition indebtedness matures on various dates, but is generally repaid when lots are released from the lien securing the relevant loans based upon a specific release price, as defined in the relevant loan agreement, or the loans are refinanced. Construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in the relevant loan agreement.

Certain construction and development debt agreements include provisions that require minimum tangible net worth and liquidity; limit leverage and risk asset ratios; specify maximum loan-to-cost or loan-to-value ratios (whichever is lower). During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the fair value of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2016, the Company had approximately $241.2 million of loan commitments of which approximately $77.3 million was available to us. As of June 30, 2016 and December 31, 2015, the weighted average interest rate on the Company’s outstanding debt was 6.38% and 6.35%, respectively. Interest rates charged under variable rate debt are based on the 30-day London Interbank Offered Rate (“LIBOR”) or the U.S. Prime rate (“Prime”) plus a spread ranging from 3.00% to 3.75%.

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

As of June 30, 2016, the Company was in compliance with the applicable financial covenants under the Indenture and all of its loan agreements.

Notes payable and Senior Notes consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Variable Interest Rate:
LIBOR + 3.75% through 2016 (a)	12,109	30,132
Prime + 1.75% through 2016 (b)	—	717
LIBOR + 3.00% through 2016 (a)	270	4,832
LIBOR + 3.50% through 2017 (a)	8,515	9,785
LIBOR + 3.75% through 2017 (a)	36,483	21,732
LIBOR + 3.75% through 2018 (a)	14,853	1,120
5.50% through 2016	3,572	2,342
5.00% through 2017	7,626	4,581
Total variable notes payable	83,428	75,241

Fixed Interest Rate:
10.00% through 2017	1,604	1,604
0.00% through 2017	—	1,935
8.00% through 2018	4,000	4,000
Total fixed notes payable	5,604	7,539

Senior Notes, net	74,791	74,710
Total notes payable and senior notes	$163,823	$157,490

Debt issuance costs	(1,138)	(1,524)
Total notes payable and senior notes, net	$162,685	$155,966
(a)    LIBOR is the 30-day London Interbank Offered Rate. As of June 30, 2016, LIBOR was 0.46505%; loans bear interest at LIBOR plus a spread ranging from 3.00% to 3.75%.
(b)     Prime is the U.S Prime Rate. As of June 30, 2016, Prime was 3.50%; this loan bears interest at Prime plus 1.75%.

As of June 30, 2016, principal maturities of notes payable and Senior Notes for the years ending December 31 are as follows (in thousands):

2016	$15,952
2017	129,018
2018	18,853
2019 and thereafter	—
Total	$163,823

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of June 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets and liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2016 or the year ended December 31, 2015.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

		June 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes Payable	Level 3	$89,032	$93,575	$82,780	$84,712
Senior Notes	Level 3	74,791	74,791	74,710	82,057
Total Debt		$163,823	$168,366	$157,490	$166,769

The estimated fair value of the Company's debt is the present value of the contractual debt payments, based on cash flow models, discounted at the then-current interest rates, plus an estimate of the then-current credit spread, which is an estimate of the rates at which the Company could obtain replacement debt. These parameters are Level 3 inputs in the fair value hierarchy. To estimate the contractual cash flows, discount rates, and thereby the debt fair value, the Company considers various internal and external factors including: (1) loan economic data, (2) collateral performance, (3) market interest rate data, (4) the discount curve and implied forward rate curve, and (5) other factors, which may include market, region and asset type evaluations.

Recurring Financial Instruments Carried at Fair Value

The following presents the Company’s recurring financial instruments that are carried at fair value (in thousands):

Description	Level 1	Level 2	Level 3	Balance as of June 30, 2016
Contingent consideration	—	—	$2,715	$2,715

Description	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Contingent consideration	—	—	$2,707	$2,707

Estimated Fair Value of Contingent Consideration

The change in estimated fair value of the contingent consideration for the six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

Contingent Consideration
Balance as of December 31, 2014	$3,525
Change in fair value	212
Balance as of June 30, 2015	$3,737

Contingent Consideration
Balance as of December 31, 2015	$2,707
Change in fair value	8
Balance as of June 30, 2016	$2,715

See Note 11, “Commitments and Contingencies” for details on the estimation and measurement for the fair value of contingent consideration.

Non-Financial Instruments Carried at Fair Value

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value, on a nonrecurring basis, when events and circumstances indicate the carrying value is not recoverable. See Note 11, "Commitments and Contingencies" for a discussion of the non-financial measurements applied to the Citizens Acquisition included elsewhere in this report.

Non-Recurring Estimated Fair Value of Real Estate Inventories

The Company had a non-recurring fair value measurement for a land development real estate asset located in Bakersfield, California, the Sundance project. The Company entered into a contract to sell the remaining lots in the Sundance project for less than their carrying value at a future date. As a result, the Sundance project was written down to its fair value, less selling costs. As of June 30, 2016, homes under construction and completed homes in the Sundance project had a carrying value in excess of their estimated undiscounted cash flows. As a result, their carrying values were written down to their fair value. For the three and six months ended June 30, 2016, impairment losses of $2.4 million were recorded to real estate inventories at the Sundance project. The following presents the Company’s non-financial instruments that are carried at fair value (in thousands):

Description	Level 1	Level 2	Level 3	Balance as of June 30, 2016
Real estate and development costs	—	—	$5,645	$5,645

There were no such real estate impairment losses recorded for the three and six months ended June 30, 2015. For the year ended December 31, 2015, an impairment of $923,000 was recorded to homebuilding real estate inventory in the River Run project, located in Bakersfield, California, to adjust its carrying value to its estimated fair value as of the date of the impairment.

9.    Equity

Noncontrolling Interest

As of June 30, 2016, the Company holds an approximately 43.1% economic interest in UCP, LLC and is its sole managing member; UCP, LLC is fully consolidated.

The carrying value and ending balance as of June 30, 2016 of the noncontrolling interest was calculated as follows (in thousands):

Beginning balance of noncontrolling interest as of December 31, 2015	$127,208
Net income attributable to noncontrolling interest	1,252
Re-allocation of stock issuances	(1,856)
Stock-based compensation attributable to noncontrolling interest	236
Stock issuance attributable to noncontrolling interest	(25)
Distribution to noncontrolling interest	(4,830)
Ending balance of noncontrolling interest as of June 30, 2016	$121,985

The distribution to the noncontrolling interest relates to cash distributions, which we refer to as “tax distributions,” that UCP, LLC is obligated to make as noted in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 14, 2016.

Stock Repurchase Program

As part of the Board approved Stock Repurchase Program, effective June 7, 2016 through June 1, 2018, management is authorized to repurchase up to $5.0 million of the Company’s Class A common stock in open market purchases, privately negotiated transactions or other transactions. The Stock Repurchase Program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements.

Since inception of the program through June 30, 2016, the Company repurchased an aggregate of 21,065 shares of Class A common stock for total consideration of $160,000, inclusive of commissions. The remaining value of shares that may be repurchased under the Stock Repurchase Program as of June 30, 2016 is approximately $4.8 million. The Company previously did not have a stock repurchase program, therefore there were no stock repurchases for the year ended December 31, 2015.

Re-Allocation from Stock Issuances

The Company allocates Class A common stock issued in connection with the vesting of RSUs issued under the UCP, Inc. 2013 Long-Term Incentive Plan (the “LTIP”) and stock-based compensation expense between additional paid-in-capital (“APIC”) and noncontrolling interest within its condensed consolidated statements of equity. The equity allocations for the Operating Partnership are based on the economic and voting interest percentages of the Company and its noncontrolling interest holder, PICO. Issuances of Class A common stock for RSUs affect the economic and voting interest percentages, which accordingly are adjusted at the end of each issuance period. The economic and voting interest percentages prevailing during the period are used to determine the current period equity allocations for the Operating Partnership.

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

The RSUs and Options granted to the Company’s employees during the year ended December 31, 2014 are subject to the following vesting schedule: a) 10% vested on the first anniversary of the grant date, b) 20% vested on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. The RSUs granted to the Company’s employees and certain members of the Company’s board of directors during the period ended June 30, 2016 are subject to the following vesting schedule: a) 20% vest on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 20% vest on the third anniversary of the grant date, d) 20% vest on the fourth anniversary of the grant date, and e) 20% vest on the fifth anniversary of the grant date.

During the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.4 million of stock-based compensation expense, respectively, which was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and other comprehensive income or loss. For the three and six months ended June 30, 2015, the Company recognized $0.6 million and $1.2 million of stock-based compensation expense, respectively.

The following table summarizes the Options activity for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of December 31, 2015	149,605	$16.20	8.20	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	(32,953)	—	—	—
Outstanding as of June 30, 2016	116,652	$16.20	7.70	—

Options vested and exercisable as of June 30, 2016	34,996	$16.20	—	—
Options vested and expected to vest as of June 30, 2016	108,486

(1)     The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of June 30, 2016 was $8.02 per share.

The Company uses the Black-Scholes option pricing model to determine the fair value of Options. During the three and six months ended June 30, 2016, the Company had 32,953 vested Options that expired based on the Resignation Agreement with William J. La Herran, the former Chief Financial Officer and Treasurer of the Company.

The following table summarizes the RSU activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested as of December 31, 2015	48,531	$15.99
Granted	239,626	8.07
Vested	(19,847)	15.69
Forfeited	—	—
Outstanding and unvested as of June 30, 2016	268,310	$8.94

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $2.5 million (net of estimated forfeitures) as of June 30, 2016; approximately $2.1 million of the unrecognized compensation costs related to RSUs and $0.4 million related to Options. The compensation expense is expected to be recognized over a weighted average period of 3.9 years for the RSUs and 1.7 years for the Options.

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

The reportable segments follow the same accounting policies described in Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies.” Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

The Company evaluates the performance of the operating segments based upon gross margin. “Gross Margin” is defined as operating revenues less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, general and administrative expense and gains or losses are reflected within overall corporate expenses as this constitutes the Company’s primary business objective, supporting all segments. Corporate expenses are not particularly identifiable to any one segment.

Financial information relating to reportable segments is as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Revenues	Gross Margin	Revenues	Gross Margin	Revenues	Gross Margin	Revenues	Gross Margin
Homebuilding
West	$68,015	$12,708	$35,746	$6,299	$124,774	$23,022	$68,974	$12,111
Southeast	13,400	2,071	15,039	2,366	24,867	3,777	24,447	3,571
Total homebuilding	81,415	14,779	50,785	8,665	149,641	26,799	93,421	15,682
Land development
West	1,422	(884)	1,920	377	1,422	(1,006)	2,040	492
Southeast	—	(50)	—	—	—	(389)	—	—
Total land development	1,422	(934)	1,920	377	1,422	(1,395)	2,040	492
Other (a)	—	—	2,021	279	—	—	2,788	384
Total	$82,837	$13,845	$54,726	$9,321	$151,063	$25,404	$98,249	$16,558

(a)     Other includes revenues from construction management services the Company acquired as part of the Citizens Acquisition and are not attributable to the homebuilding and land development operations. The business was sold in the fourth quarter of 2015 and the Company no longer provides construction management services to third parties.

Reconciliation of gross margin to net income (loss) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross margin	$13,845	$9,321	$25,404	$16,558
Sales and marketing	4,667	4,357	8,743	8,553
General and administrative	7,234	6,453	14,509	13,772
Income (loss) from operations	1,944	(1,489)	2,152	(5,767)
Other income, net	22	30	49	131
Net income (loss) before income taxes	1,966	(1,459)	2,201	(5,636)
Provision for income taxes	(141)	—	(147)	—
Net income (loss)	$1,825	$(1,459)	$2,054	$(5,636)

Total assets for each reportable and operating segment as of June 30, 2016 and December 31, 2015, are shown in the table below (in thousands):

	June 30, 2016	December 31, 2015
Homebuilding
West	$246,513	$231,624
Southeast	48,807	49,464
Total homebuilding	295,320	281,088
Land development
West	79,045	79,901
Southeast	—	—
Total land development	79,045	79,901
Other (a)	46,114	53,708
Total	$420,479	$414,697

(a)     Other assets primarily include cash and cash equivalents, deposits and fixed assets which are maintained centrally and used according to the cash flow requirements of all reportable segments.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. As of June 30, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.

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

We may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risks associated with land holdings and to reduce the use of funds from corporate financing sources. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right to terminate obligations under both purchase or option contracts by forfeiting the cash deposit with no further financial responsibility to the land seller.

Purchase contracts provide the Company with an option to purchase land. The ability to enter into option purchase agreements depends on the availability of land that sellers are willing to sell under option takedown arrangements, the availability of capital from financial intermediaries to finance the development of land, general housing market conditions and local market dynamics.

As of June 30, 2016, we had outstanding $3.0 million of cash deposits pertaining to purchase or option contracts for 628 optioned lots with an aggregate remaining purchase price of approximately $27.6 million. As of December 31, 2015, we had outstanding $3.8 million of cash deposits pertaining to purchase or option contracts for 1,127 lots with an aggregate remaining purchase price of approximately $80.1 million.

Endangered Species Act

The Company is evaluating the impact of regulatory action under the federal Endangered Species Act on a project that it is developing in the state of Washington involving the listing of a certain species of gopher as “threatened.” This action may adversely affect this project, for example, by imposing new restrictions and requirements on the activities there and possibly delaying, halting or limiting our development activities. However, an estimate of the amount of impact cannot be made as there is not enough information to do so due to the lack of clarity regarding any restrictions that may be imposed on development activities or other remedial measures that we may be required to make. Accordingly, no liability has been recorded as of June 30, 2016. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

Surety Bonds

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The performance bonds secure the completion of projects and/or support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of June 30, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $48.8 million and $37.1 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond. Performance bonds do not have stated expiration dates. Rather, the Company is released from a performance bond as the underlying performance is completed. We do not expect that a material amount of any currently outstanding performance bonds will be called.

Operating Leases

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2020 and thereafter. Rent expense for the three and six months ended June 30, 2016 for office space was approximately $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2015, rent expense for office space was approximately $0.3 million and $0.6 million, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2016	$511
2017	1,029
2018	937
2019	413
2020	213
Thereafter	18
Total	$3,121

Contingent Consideration

The change in estimated fair value of the contingent consideration relating to the Citizens Acquisition consisted of the following (in thousands):

Contingent Consideration
Balance as of December 31, 2014	$3,525
Change in fair value	212
Balance as of June 30, 2015	$3,737

Contingent Consideration
Balance as of December 31, 2015	$2,707
Change in fair value	8
Balance as of June 30, 2016	$2,715

The contingent consideration arrangement relating to the Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based upon the achievement of various pre-tax net income performance milestones (“performance milestones”) by the assets acquired in the Citizens Acquisition over a five year period that commenced on April 1, 2014. Payout calculations are made based on calendar year performance except for the sixth payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million. The fair value of the contingent consideration of $2.7 million as of June 30, 2016 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted pre-tax net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted pre-tax net income; (3) risk-free interest rates; (4) volatility of adjusted pre-tax net income; and (5) the Company’s credit spread. The risk adjusted discount rate applied to forecast adjusted net income was 12.7% plus the applicable risk-free rate, resulting in a discount rate ranging from 12.7% to 13.2% over the contingent consideration period. The estimated volatility rate of 18.6% and a credit spread of 11.0% were applied to forecast adjusted net income over the contingent consideration period. See Note 8, “Fair Value Disclosures” for a further discussion of fair value measurements.

12.    Income Taxes

For the three and six months ended June 30, 2016, a provision for income taxes of $141,000 and $147,000, respectively, was recorded. No tax provision was recorded for the three and six months ended June 30, 2015. The increase in the year over year income tax provision is primarily related to the Company’s increase in current income taxes due.

As a result of the analysis of all available evidence as of June 30, 2016 and December 31, 2015, the Company continued to record a full valuation allowance on its net deferred tax assets.  If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” for a further discussion of income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this report that are subject to risks, uncertainties and assumptions. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” “goal,” “intend” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial or operating performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are based on our current expectations and projections about future events and may prove to be inaccurate.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may prove to be incorrect or imprecise and may prove to be inaccurate. We do not guarantee that the transactions and events described in any forward-looking statements will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
economic changes, either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates, declines in consumer sentiment and an increase in inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the operating performance of our business;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	disruptions in the availability of mortgage financing or increases in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays or restrictions in land development or home construction, or reduced consumer demand resulting from adverse weather and geological conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses, which may increase disproportionately to our revenue;

•	our ability to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO, which owns a 56.9% economic interest in UCP, LLC as of June 30, 2016; and

•	availability of, and our ability to retain, qualified personnel.

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

Overview

Select Operating Metrics

For the three months ended June 30, 2016 as compared to the same period during 2015:

•Consolidated net income increased to $1.8 million as compared to a net loss of $1.5 million in the same period during 2015.
•Homebuilding revenue increased by $30.6 million, or 60.3%, to $81.4 million.
•Consolidated gross margin decreased 0.3% to 16.7%.
•Homebuilding gross margin grew 1.1% to 18.2%.
•Backlog increased 33.2% to $149.3 million.
•Home deliveries increased 27.9% to 197.
•Net new home orders increased 11.2% to 229.
•Sales and Marketing expenses increased by $0.3 million.
•As a percentage of total revenue, Sales and Marketing expenses decreased 30.0% to 5.6%.
•General and Administrative expenses increased by $0.8 million.
•As a percentage of total revenue, General and Administrative expenses decreased 26.3% to 8.7%.
•As of June 30, 2016, $33.7 million of cash and cash equivalents, and a ratio of debt to total capital of 43.1%.

For the six months ended June 30, 2016 as compared to the same period during 2015:

•Consolidated net income increased to $2.1 million as compared to a net loss of $5.6 million in the same period during 2015.
•Homebuilding revenue increased by $56.2 million, or 60.2%, to $149.6 million.
•Consolidated gross margin decreased 0.1% to 16.8%.
•Homebuilding gross margin grew 1.1% to 17.9%.
•Home deliveries increased 31.9% to 364.
•Net new home orders decreased 1.3% to 454.
•Sales and Marketing expenses increased by $0.2 million.
•As a percentage of total revenue, Sales and Marketing expenses decreased 33.3% to 5.8%.
•General and Administrative expenses increased by $0.7 million.
•As a percentage of total revenue, General and Administrative expenses decreased 31.4% to 9.6%.

In addition, as of June 30, 2016, we held $33.7 million of cash and cash equivalents, and had a ratio of debt to total capital of 43.1%.

During the three months ended June 30, 2016, our homebuilding revenues increased by $30.6 million, or 60.3%, to $81.4 million, as compared to $50.8 million for the three months ended June 30, 2015. The growth in homebuilding revenue was primarily due to the 27.9% increase in homes delivered, to 197 homes during the second quarter of 2016, as compared to 154 homes during the same period in 2015. In addition, our average selling price (“ASP”) of homes delivered during the three months ended June 30, 2016 increased to $413,000 as compared to $330,000 during the three months ended June 30, 2015. For the six months ended June 30, 2016, our homebuilding revenues increased by $56.2 million, or 60.2%, to $149.6 million, as compared to $93.4 million for the same period in 2015.

Our land development segment revenues, given our opportunistic strategy towards this business segment, decreased by $0.5 million, or 25.9%, to $1.4 million during the second quarter of 2016, as compared to $1.9 million during the three months ended June 30, 2015.

Consolidated net income was $1.8 million for the three months ended June 30, 2016, as compared to a net loss of $1.5 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, consolidated net income was $2.1 million, as compared to a net loss of $5.6 million for the same period in 2015.

As of June 30, 2016, we had $33.7 million of cash and cash equivalents on hand. We had outstanding debt of $162.7 million and equity of $214.8 million. As a result, our Debt to Total Capital and Net Debt to Total Capital was 43.1% and 40.3%, respectively. Our Net Debt to Total Capital is a non-GAAP financial measure. See “Liquidity and Capital Resources-Debt-to-Capital and Net Debt-to-Capital Ratios” below for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.

Backlog consists of homes under contract that have not yet been delivered. Our backlog as of June 30, 2016 was $149.3 million, representing a $37.2 million increase, or 33.2%, as compared to our June 30, 2015 backlog of $112.1 million.

As of June 30, 2016, we had 492 homes in inventory, which include, 378 homes under construction and 114 completed homes. Of the 378 homes under construction, 253 were under contract for sale, 116 were specs, and 9 were model homes. Of the 114 completed homes, 28 were under contract for sale, 25 were specs available for sale and 61 were model homes.

As of June 30, 2016, we owned or controlled a total of 5,547 residential lots, a 7.0 year supply based on the last twelve month’s deliveries of 789 homes.

Our Business Environment and Current Outlook

During the three and six months ended June 30, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates and employment growth. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets.

Homebuilding and land development are local businesses. As a result, we expect local market conditions will affect our community count, revenue and operating performance. Local market trends are the principal factors that impact our revenue and our revenue-related expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as the expenses that vary with revenue, to generally increase; conversely, when these trends are negative, we expect our revenue and expenses that vary with revenue to generally decline, although in each case the impact may not be immediate or directly proportional. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to reduce or maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Our operations for the three and six months ended June 30, 2016 reflect our continued focus on a number of initiatives, including growing our homebuilding operations and revenues (by seeking increased homes sales at our existing communities), improving our gross margin percentage, improving our operating efficiency (by seeking to reduce non-revenue-related expenses as a percentage of revenue), and managing our balance sheet (by maintaining appropriate cash balances, real estate inventories and leverage).

We believe that our strong land position in markets where the approval process for land development and home construction is difficult and time consuming gives us a competitive advantage. We believe that by serving diverse market segments, including first-time, move-up, empty-nester, active-adult, and second-home buyers, mitigates the risk associated with any one market segment. We also believe that we operate in geographic markets that currently have strong housing fundamentals. These markets include the San Francisco Bay area, the San Jose and the South Bay areas, Monterey and the Central Valley area of California, the Seattle area of Washington, Charlotte, North Carolina, Myrtle Beach, South Carolina and Nashville, Tennessee.

During the remainder of 2016, we intend to seek revenue growth and increased productivity from our homebuilding operations in both our West and Southeast operating segments. We also intend to continue our strategy of selectively buying and selling land when we believe that it is opportunistic to do so. We also intend to seek additional regional and corporate-level operating efficiencies. Additionally, we intend to maintain appropriate cash balances and liquidity in order to meet our obligations and provide growth capital to our operations.

Results of Operations - Three Months Ended June 30, 2016 and 2015

Consolidated Financial Data

	Three months ended June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Homebuilding	$81,415	$50,785	$30,630
Land development	1,422	1,920	(498)
Other	—	2,021	(2,021)
Total revenue	82,837	54,726	28,111
Cost of Sales:
Homebuilding	66,370	42,120	24,250
Land development	225	1,543	(1,318)
Other	—	1,742	(1,742)
Impairment on real estate	2,397	—	2,397
Gross Margin	13,845	9,321	4,524
Expenses:
Sales and marketing	4,667	4,357	310
General and administrative	7,234	6,453	781
Total expenses	11,901	10,810	1,091
Income (loss) from operations	1,944	(1,489)	3,433
Other income	22	30	(8)
Net income (loss) before tax	$1,966	$(1,459)	$3,425
Provision for income taxes	(141)	—	(141)
Net income (loss)	$1,825	$(1,459)	$3,284

Select Operating Metrics

	Three months ended June 30,
	2016	2015	Change
Net new home orders (1)	229	206	23
Cancellation rate (2)	13.9%	11.6%	2.3%
Average active selling communities during period (3)	28	29	(1)
Active selling communities at end of period (4)	29	31	(2)
Backlog (5) (in thousands)	$149,306	$112,059	$37,247
Backlog (5) (number of homes)	339	274	65
Average sales price of backlog (in thousands)	$440	$409	$31

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average active selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(4)	“Active selling communities” consists of those communities where we have more than 15 homes remaining to deliver.

(5)
“Backlog” refers to homes under sales contracts that have not yet closed at the end of the relevant period. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons, such as the prospective purchaser's inability to obtain mortgage financing. Upon a cancellation, the escrow deposit is returned to the prospective purchaser (other than with respect to certain design-related deposits, which we retain). Accordingly, backlog may not be indicative of our future revenue.

Our net new home orders increased 11.2% to 229 for the three months ended June 30, 2016, from 206 for the three months ended June 30, 2015. Net new home orders grew 20.4% in our West operating segment and declined 7.2% in our Southeast operating segment during the three months ended June 30, 2016, as compared to the same period in 2015. In our Southeast operating segment, net new home orders grew in our North Carolina and South Carolina divisions, but this growth was offset by a decrease in our Tennessee division during the three months ended June 30, 2016, as compared to the same period in 2015.

Our cancellation rate for the three months ended June 30, 2016 was 13.9%, as compared to 11.6% for the three months ended June 30, 2015.

The number of average active selling communities for the three months ended June 30, 2016 decreased to 28 from 29 during the same period in 2015. During the three months ended June 30, 2016, we closed-out three communities, one in each of our SF Bay, Central Valley and Pacific Northwest divisions. During the three months ended June 30, 2016 we opened three new communities, one in each of our SF Bay, Central Valley and South Carolina divisions. We ended the quarter with 29 active selling communities as of June 30, 2016, as compared to 31 active selling communities as of June 30, 2015.

The absorption per community per month increased to 2.7 homes for the three months ended June 30, 2016 from 2.4 homes during the same period in 2015. Absorption per community per month grew 14.8% in our West operating segment and 10.5% in our Southeast operating segment for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Absorption rate is determined by the number of net new home orders that were sold in each active selling community for a given period.

Our backlog value increased by $37.2 million to $149.3 million as of June 30, 2016, as compared to $112.1 million as of June 30, 2015. The increase was due to an increase of 65 homes in backlog and an increase of $31,000 in ASP of homes under sales contract as of June 30, 2016, as compared to June 30, 2015. The increase in ASP was due to an increase in ASPs in both operating segments and an increase in the percentage of homes in backlog in our West operating segment where the ASP is higher than in our Southeast operating segment. As of June 30, 2016, our West operating segment comprised 79.1% of our homes in backlog, as compared to 70.4% as of June 30, 2015; as of June 30, 2016, our Southeast operating segment comprised 20.9% of our homes in backlog, as compared to 29.6% as of June 30, 2015.

Owned and Controlled Lots

As of June 30, 2016 and December 31, 2015, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,547 and 5,878 lots, respectively, as set forth in the tables below:

	June 30, 2016
	Owned	Controlled (1)	Lots
West	3,955	404	4,359
Southeast	964	224	1,188
Total	4,919	628	5,547

	December 31, 2015
	Owned	Controlled (1)	Lots
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878

(1)	Controlled lots are those subject to a purchase or option contract.

As of June 30, 2016, we owned or controlled 4,359 lots in our West operating segment and 1,188 in our Southeast operating segment. For the six months ended June 30, 2016, our total lots owned increased by 168 lots and total lots controlled decreased by 499 since December 31, 2015. This reflects our continued emphasis during the second quarter of 2016 on managing our existing communities across our geographies and seeking regional and corporate-level operating efficiencies, as opposed to increasing our inventory of owned and controlled lots.

Revenue

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$81,415	$50,785	$30,630	60.3%
Homes delivered (number of homes)	197	154	43	27.9%
Average selling price	$413	$330	$83	25.2%
Average cost of sales	$337	$274	$63	23.0%

Land development
Revenue	$1,422	$1,920	$(498)	(25.9)%
Lots sold (lots)	—	106	(106)	—%
Average selling price	$—	$18	$(18)	—%
Average cost of sales	$—	$15	$(15)	—%

Other revenue
Revenue	$—	$2,021	$(2,021)	—%

Total revenue	$82,837	$54,726	$28,111	51.4%

Total revenue for the three months ended June 30, 2016 increased by $28.1 million, or 51.4%, to $82.8 million, as compared to $54.7 million for the three months ended June 30, 2015. The increase in total revenue was the result of an increase in home deliveries and ASP during the 2016 period, which was partially offset by a decrease in land development revenue, as compared to the same period of 2016.

Homebuilding Revenue

Revenue from homebuilding for the three months ended June 30, 2016 increased by $30.6 million, or 60.3%, to $81.4 million, as compared to $50.8 million for the three months ended June 30, 2015. The increase in homebuilding revenue was the result of an increase in home deliveries to 197 during the 2016 period, as compared to 154 home deliveries during the 2015 period, and an increase in ASP to $413,000 during the 2016 period, as compared to approximately $330,000 during the 2015 period. Of this revenue increase, $14.2 million was related to increased homes delivered and the remainder related to increased ASP. The increase in the number of homes delivered during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily the result of an increase in our backlog as we entered the 2016 quarter and an increase in the number of net new home orders in the 2016 quarter.

Land Development Revenue

Revenue from land development for the three months ended June 30, 2016 decreased by $0.5 million, or 25.9%, to $1.4 million, as compared to $1.9 million for the three months ended June 30, 2015. The $1.4 million in land development revenue during the 2016 quarter was related to the sale of a parcel of land to a local utility district in Fresno, California.

Other Revenue

Other revenue for the three months ended June 30, 2016 and 2015 was zero and approximately $2.0 million, respectively. Other revenue during the 2015 quarter was related to construction management services provided to third-party property owners primarily under “cost plus fee” contracts, which was conducted in our Southeast operations. We sold this business in the fourth quarter of 2015, and we no longer provide construction management services to third parties.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this quarterly report relating to “adjusted gross margin” which is a non-GAAP measure. The most directly comparable U.S. GAAP financial measure is gross margin. We calculate adjusted gross margin from U.S. GAAP gross margin by adding back capitalized interest, and impairment and abandonment charges. We use adjusted gross margin information as a supplemental measure when evaluating our operating performance. We believe this information is meaningful, because it isolates the impact that leverage and non-cash impairment and abandonment charges have on gross margin. However, because adjusted gross margin information excludes interest expense, and impairment and abandonment charges, all of which have real economic effects and could materially impact our results, the utility of adjusted gross margin information as a measure of our operating performance is limited.

In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.

Gross Margin and Adjusted Gross Margin

The following table provides a reconciliation of adjusted gross margin to the most comparable U.S. GAAP financial measure:

	Three Months Ended June 30,
	2016	%	2015	%
	($ in thousands)
Consolidated Gross Margin & Adjusted Gross Margin
Revenue	$82,837	100.0%	$54,726	100.0%
Cost of Sales	68,992	83.3%	45,405	83.0%
Gross Margin	13,845	16.7%	9,321	17.0%
Add: interest in cost of sales	1,936	2.3%	1,049	1.9%
Add: impairment and abandonment charges	2,452	3.0%	—	—%
Adjusted Gross Margin (1)	$18,233	22.0%	$10,370	18.9%
Consolidated Gross margin percentage	16.7%		17.0%
Consolidated Adjusted gross margin percentage (1)	22.0%		18.9%

Homebuilding Gross Margin & Adjusted Gross Margin
Homebuilding revenue	$81,415	100.0%	$50,785	100.0%
Cost of home sales	66,636	81.8%	42,120	82.9%
Homebuilding gross margin	14,779	18.2%	8,665	17.1%
Add: interest in cost of home sales	1,790	2.2%	1,000	2.0%
Add: impairment and abandonment charges	266	0.3%	—	—%
Adjusted homebuilding gross margin(1)	$16,835	20.7%	$9,665	19.0%
Homebuilding gross margin percentage	18.2%		17.1%
Adjusted homebuilding gross margin percentage (1)	20.7%		19.0%

Land Development Gross Margin & Adjusted Gross Margin
Land development revenue	$1,422	100.0%	$1,920	100.0%
Cost of land development	2,356	165.7%	1,543	80.4%
Land development gross margin	(934)	(65.7)%	377	19.6%
Add: interest in cost of land development	146	10.3%	49	2.6%
Add: Impairment and abandonment charges	2,186	153.7%	—	—%
Adjusted land development gross margin (1)	$1,398	98.3%	$426	22.2%
Land development gross margin percentage	(65.7)%		19.6%
Adjusted land development gross margin percentage (1)	98.3%		22.2%

Other Revenue Gross and Adjusted Margin
Revenue	$—	—%	$2,021	100.0%
Cost of revenue	—	—%	1,742	86.2%
Other revenue gross and adjusted margin	$—	—%	$279	13.8%
Other revenue gross and adjusted margin percentage	—%		13.8%
* Percentages may not add due to rounding.

(1)	Adjusted gross margin, adjusted homebuilding gross margin and adjusted land development gross margin are non-GAAP financial measures.

The increase in our homebuilding gross margin percentage to 18.2% for the three months ended June 30, 2016 from 17.1% for the three months ended June 30, 2015 was primarily due to a decrease in incentives to 1.8% of revenue in 2016 from 2.4% of revenue in 2015.

The decrease in our land development gross margin percentage to negative 65.7% for the three months ended June 30, 2016 from positive 19.6% for the three months ended June 30, 2015 was primarily due to the $2.4 million real estate impairment charge on our

Sundance community included in cost of land development. The impairment in this community located in Bakersfield, California, was a result of the execution of a contract to sell the remaining lots at a price lower than our carrying value. We expect this land sale will close before the end of the year. The decision to sell these lots and closeout this community was made in order to reallocate capital to land acquisition opportunities that we believe offer attractive opportunities. In addition, for the three months ended June 30, 2016, we recognized $0.1 million in abandonment charges, included as part of cost of land development related to a land acquisition opportunity we decided not to complete in our North Carolina division.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	(In thousands)		As a percentage of total revenue
	2016	2015	2016	2015
Sales and marketing	$4,667	$4,357	5.6%	8.0%
General and administrative	7,234	6,453	8.7%	11.8%
Total sales and marketing and general and administrative	$11,901	$10,810	14.4%	19.8%

Sales and marketing expense for the three months ended June 30, 2016 increased approximately $0.3 million, or 7.1%, to approximately $4.7 million, as compared to approximately $4.4 million for the same period in 2015. The increase in sales and marketing expense was primarily attributable to an increase in the number of homes delivered and the associated commission and closing cost expenses on these deliveries, partially offset by a reduction in marketing expenses during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. As a percentage of total revenue, sales and marketing expense was 5.6% during the three months ended June 30, 2016, a decrease from 8.0% for the comparable prior year period.

General and administrative (“G&A”) expense for the three months ended June 30, 2016 increased by approximately $0.8 million to $7.2 million, as compared to $6.5 million for the same period in 2015. The most significant reason for the increase in G&A expense was the increase in compensation expense during the three months ended June 30, 2016. Compensation expense increased in 2016 over 2015 as a result of severance expense and bonus accrual. As a percentage of total revenue, G&A expenses decreased to 8.7% during the three months ended June 30, 2016, as compared to 11.8% for the same period in 2015, due to an increase in total revenue in the 2016 period relative to the same period in 2015.

Provision for Income Taxes

As a result of the analysis of all available evidence as of June 30, 2016 and 2015, we continued to record a full valuation allowance on our net deferred tax assets.  If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.
For the three months ended June 30, 2016, a provision for income taxes of $141,000 was recorded. No tax provision was recorded for the three months ended June 30, 2015. See Note 12, “Income Taxes” and Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a further discussion of income taxes.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net income for the three months ended June 30, 2016 was $1.8 million, as compared to a net loss of $1.5 million for the prior year period. The net income attributable to UCP, Inc. was $0.7 million (or $0.09 per basic and diluted share) for the three months ended June 30, 2016, as compared to the net loss attributable to UCP, Inc. of $0.7 million (or $0.08 per basic and diluted share) for the three months ended June 30, 2015.

Reporting Segments

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

The following table presents financial information related to our homebuilding and land development reporting segments for the periods indicated ($ in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$68,015	$12,708	18.7%	$35,746	$6,299	17.6%
Southeast	13,400	2,071	15.5%	15,039	2,366	15.7%
Total homebuilding	81,415	14,779	18.2%	50,785	8,665	17.1%
Land development
West	1,422	(884)	(62.2)%	1,920	377	19.6%
Southeast	—	(50)	—%	—	—	—%
Total land development	1,422	(934)	(65.7)%	1,920	377	19.6%
Other (a)	—	—	—%	2,021	279	13.8%
Total	$82,837	$13,845	16.7%	$54,726	$9,321	17.0%

(a)     Other includes revenues from construction management services the Company acquired as part of the Citizens Acquisition and are not attributable to the homebuilding or land development operations. The business was sold in the fourth quarter of 2015, and the Company no longer provides construction management services to third parties.

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and ASP for our homebuilding operations by our West and Southeast operating segments ($ in thousands):

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the three months ended
June 30, 2016
West	$68,015	83.5%	143	72.6%	$476
Southeast	13,400	16.5%	54	27.4%	248
Total	$81,415	100.0%	197	100.0%	$413

June 30, 2015
West	$35,746	70.4%	85	55.2%	$421
Southeast	15,039	29.6%	69	44.8%	218
Total	$50,785	100.0%	154	100.0%	$330

For the three months ended June 30, 2016, our West homebuilding segment accounted for approximately 83.5% of our total homebuilding revenue, compared to our Southeast homebuilding segment which accounted for approximately 16.5% of our total homebuilding revenue. This was a result of the higher number of homes delivered in the West operating segment, as compared to the Southeast operating segment. Additionally, the ASP for the homes sold in the West was higher than in the Southeast.

Land Development Operations

The following table presents information concerning revenues and lots sold for our land development operations by our West and Southeast operating segments:

	Land Development Revenue (In thousands)	Lots Sold
Three months ended June 30, 2016
West	$1,422	—
Southeast	—	—
Total	$1,422	—

Three months ended June 30, 2015
West	$1,920	106
Southeast	—	—
Total	$1,920	106

Results of Operations - Six months ended June 30, 2016 and 2015

Consolidated Financial Data

	Six months ended June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Homebuilding	$149,641	$93,421	$56,220
Land development	1,422	2,040	(618)
Other	—	2,788	(2,788)
Total revenue	151,063	98,249	52,814
Cost of Sales:
Homebuilding	122,576	77,738	44,838
Land development	686	1,548	(862)
Other	—	2,405	(2,405)
Impairment on real estate	2,397	—	2,397
Gross Margin	25,404	16,558	8,846
Expenses:
Sales and marketing	8,743	8,553	190
General and administrative	14,509	13,772	737
Total expenses	23,252	22,325	927
Income (loss) from operations	2,152	(5,767)	7,919
Other income	49	131	(82)
Net income (loss) before tax	$2,201	$(5,636)	$7,837
Provision for income taxes	(147)	—	(147)
Net income (loss)	$2,054	$(5,636)	$7,690

Select Operating Metrics

	Six months ended June 30,
	2016	2015	Change
Net new home orders (1)	454	460	(6)
Cancellation rate (2)	13.7%	8.0%	5.7%
Average active selling communities during period (3) (4)	28	27	1

(1)	“Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.

(2)	“Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

(3)	“Average active selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.

(4) “Active selling communities” consists of those communities where we have more than 15 homes remaining to deliver.

Our net new home orders decreased 1.3% to 454 for the six months ended June 30, 2016, from 460 for the six months ended June 30, 2015. Net new home orders grew 15.6% in our West operating segment and declined 31.5% in our Southeast operating segment during the six months ended June 30, 2016, as compared to the same period in 2015. In our Southeast operating segment, net new home orders declined in our North Carolina, South Carolina, and Tennessee divisions.

Our cancellation rate for the six months ended June 30, 2016 was 13.7%, as compared to 8.0% for the six months ended June 30, 2015.

The number of average active selling communities for the six months ended June 30, 2016 increased to 28 from 27 during the same period in 2015. During the six months ended June 30, 2016, we closed-out four communities, one in each of our SF Bay, Central Valley, Pacific Northwest and South Carolina divisions. During the six months ended June 30, 2016 we opened five new communities, two in our SF Bay division and one in each of our Central Valley, North Carolina and South Carolina divisions. We ended the quarter with 29 active selling communities as of June 30, 2016, as compared to 31 active selling communities as of June 30, 2015.

The absorption per community per month decreased to 2.7 homes for the six months ended June 30, 2016 from 2.8 homes during the same period in 2015.

Revenue

	Six months ended June 30,
	2016	2015	Change
	(in thousands except homes delivered and lots sold)
Homebuilding
Revenue	$149,641	$93,421	$56,220	60.2%
Homes delivered (number of homes delivered)	364	276	88	31.9%
Average selling price	$411	$338	$73	21.6%
Average cost of sales	$337	$282	$55	19.5%

Land development
Revenue	$1,422	$2,040	$(618)	(30.3)%
Lots sold (lots)	—	114	(114)	—%
Average selling price	$—	$18	$(18)	—%
Average cost of sales	$—	$14	$(14)	—%

Other revenue
Revenue	$—	$2,788	$(2,788)	—%

Total revenue	$151,063	$98,249	$52,814	53.8%

Total revenue for the six months ended June 30, 2016 increased by $52.8 million, or 53.8%, to $151.1 million, as compared to $98.3 million for the six months ended June 30, 2015. The increase in total revenue was the result of an increase in home deliveries and ASP during the 2016 period, which was partially offset by decrease in land development revenue, as compared to the same period of 2015.

Homebuilding Revenue

Revenue from homebuilding for the six months ended June 30, 2016 increased by $56.2 million, or 60.2%, to $149.6 million, as compared to $93.4 million for the six months ended June 30, 2015. The increase in homebuilding revenue was primarily the result of an increase in home deliveries to 364 during the 2016 period, as compared to 276 home deliveries during the 2015 period and an increase in ASP to $411,000 during the 2016 period, as compared to $338,000 during the 2015 period. Of this revenue increase, $29.7 million was related to increased homes delivered and the remainder related to increased ASP. The increase in ASP during the 2016 period was primarily the result of an increase in the number of homes delivered in our West operating segment as compared to our Southeast operating segment during the period. The West operating segment has a higher ASP and accounted for 70.9% of deliveries during the six months ended June 30, 2015 as compared to 59.1% during the same period in 2015.

Land Development Revenue

Revenue from land development for six months ended June 30, 2016 decreased by $0.6 million, or 30.3%, to $1.4 million, as compared to $2.0 million for the six months ended June 30, 2015.

Other Revenue

Other revenue for the six months ended June 30, 2016 and 2015 was zero and approximately $2.8 million, respectively. Other revenue during the 2015 period was related to construction management services provided to third-party property owners primarily under “cost plus fee” contracts, which is conducted in our Southeast operations. We sold this business in the fourth quarter of 2015, and we no longer provide construction management services to third parties.

Gross Margin and Adjusted Gross Margin

The following table provides a reconciliation of adjusted gross margin to the most comparable U.S. GAAP financial measure:

	Six months ended June 30,
	2016	%	2015	%
	($ in thousands)
Consolidated Gross Margin & Adjusted Gross Margin
Revenue	$151,063	100.0%	$98,249	100.0%
Cost of Sales	125,659	83.2%	81,691	83.1%
Gross Margin	25,404	16.8%	16,558	16.9%
Add: interest in cost of sales	3,475	2.3%	1,973	2.0%
Add: impairment and abandonment charges	2,871	1.9%	2	—%
Adjusted Gross Margin (1)	$31,750	21.0%	$18,533	18.9%
Consolidated Gross margin percentage	16.8%		16.9%
Consolidated Adjusted gross margin percentage (1)	21.0%		18.9%

Homebuilding Gross Margin & Adjusted Gross Margin
Homebuilding revenue	$149,641	100.0%	$93,421	100.0%
Cost of home sales	122,842	82.1%	77,738	83.2%
Homebuilding gross margin	26,799	17.9%	15,683	16.8%
Add: interest in cost of home sales	3,329	2.2%	1,924	2.1%
Add: impairment and abandonment charges	266	0.2%	—	—%
Adjusted homebuilding gross margin(1)	$30,394	20.3%	$17,607	18.8%
Homebuilding gross margin percentage	17.9%		16.8%
Adjusted homebuilding gross margin percentage (1)	20.3%		18.8%

Land Development Gross Margin & Adjusted Gross Margin
Land development revenue	$1,422	100.0%	$2,040	100.0%
Cost of land development	2,817	198.1%	1,548	75.9%
Land development gross margin	(1,395)	(98.1)%	492	24.1%
Add: interest in cost of land development	146	10.3%	49	2.4%
Add: Impairment and abandonment charges	2,605	183.2%	2	0.1%
Adjusted land development gross margin (1)	$1,356	95.4%	$543	26.6%
Land development gross margin percentage	(98.1)%		24.1%
Adjusted land development gross margin percentage (1)	95.4%		26.6%

Other Revenue Gross and Adjusted Margin
Revenue	$—	—%	$2,788	100.0%
Cost of revenue	—	—%	2,405	86.3%
Other revenue gross and adjusted margin	$—	—%	$383	13.7%
Other revenue gross and adjusted margin percentage	—%		13.7%
* Percentages may not add due to rounding.

(1)	Adjusted gross margin, adjusted homebuilding gross margin and adjusted land development gross margin are non-GAAP financial measures.

The increase in our homebuilding gross margin percentage to 17.9% for the six months ended June 30, 2016 from 16.8% for the six months ended June 30, 2015 was primarily due to sales price appreciation and an increase in ASP that was not fully offset by cost increases and an increase in the number of home sales made in more profitable communities during the 2016 period as compared to the 2015 period.

The decrease in our land development gross margin percentage to negative 98.1% for the six months ended June 30, 2016 from positive 24.1% for the six months ended June 30, 2015 was primarily due to the real estate impairment charge on our Sundance community that occurred in the second quarter of 2016 coupled with decision to abandon a number of land acquisition opportunities.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended June 30,
	(In thousands)		As a percentage of total revenue
	2016	2015	2016	2015
Sales and marketing	$8,743	$8,553	5.8%	8.7%
General and administrative	14,509	13,772	9.6%	14.0%
Total sales and marketing and general and administrative	$23,252	$22,325	15.4%	22.7%

Sales and marketing expense for the six months ended June 30, 2016 increased approximately $0.2 million, or 2.2%, to $8.7 million, as compared to approximately $8.5 million for the same period in 2015. The increase in sales and marketing expense was primarily attributable to an increase in the number of homes delivered and the associated commission and closing cost expenses on these deliveries partially offset by a reduction in marketing expenses during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. As a percentage of total revenue, sales and marketing expense was 5.8% during the six months ended June 30, 2016, a decrease from 8.7% for the comparable prior year period.

G&A expense for the six months ended June 30, 2016 increased by approximately $0.7 million to $14.5 million, as compared to $13.8 million for the same period in 2015. The increase in G&A expense was the result of an increase in compensation expense during the six months ended June 30, 2016. The increase in compensation expenses was largely a result of severance costs and bonus accrual partially offset by a decline in stock based compensation expense. As a percentage of total revenue, G&A expenses decreased to 9.6% during the six months ended June 30, 2016, as compared to 14.0% for the same period in 2015, due to our ability to grow revenue more rapidly than the increase in G&A expense in the 2016 period relative to the same period in 2015.

Provision for Income Taxes

As a result of the analysis of all available evidence as of June 30, 2016 and 2015, we continued to record a full valuation allowance on our net deferred tax assets.  If our assumptions change and we believe we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on our deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, in each period we could record an additional valuation allowance on any increases in the deferred tax assets.

For the six months ended June 30, 2016, a provision for income taxes of $147,000 was recorded. No tax provision was recorded for the six months ended June 30, 2015. See Note 12, “Income Taxes” and Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a further discussion of income taxes.

Net Income or Loss and Income or Loss per Share

As a result of the foregoing factors, our net income for the six months ended June 30, 2016 was $2.1 million, as compared to a net loss of $5.6 million for the prior year period. The net income attributable to UCP, Inc. was $0.8 million (or $0.10 per basic and diluted share) for the six months ended June 30, 2016, as compared to the net loss attributable to UCP, Inc. of $2.5 million (or $0.32 per basic and diluted share) for the six months ended June 30, 2015.

Reporting Segments

The following table presents financial information related to our homebuilding and land development reporting segments for the periods indicated ($ in thousands):

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$124,774	$23,022	18.5%	$68,974	$12,111	17.6%
Southeast	24,867	3,777	15.2%	24,447	3,571	14.6%
Total homebuilding	149,641	26,799	17.9%	93,421	15,682	16.8%
Land development
West	1,422	(1,006)	(70.7)%	2,040	492	24.1%
Southeast	—	(389)	—%	—	—	—%
Total land development	1,422	(1,395)	(98.1)%	2,040	492	24.1%
Other (a)	—	—	—%	2,788	384	13.8%
Total	$151,063	$25,404	16.8%	$98,249	$16,558	16.9%

(a)     Other includes revenues from construction management services the Company acquired as part of the Citizens Acquisition and are not attributable to the homebuilding or land development operations. The business was sold in the fourth quarter of 2015, and the Company no longer provides construction management services to third parties.

Homebuilding Operations

The following table presents information concerning revenues, homes delivered and ASP for our homebuilding operations by our West and Southeast operating segments ($ in thousands):

	Homebuilding Revenue	Percentage of Total Homebuilding Revenue	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
For the six months ended
June 30, 2016
West	$124,774	83.4%	258	70.9%	$484
Southeast	24,867	16.6%	106	29.1%	235
Total	$149,641	100.0%	364	100.0%	$411

June 30, 2015
West	$68,974	73.8%	163	59.1%	$423
Southeast	24,447	26.2	113	40.9%	216
Total	$93,421	100.0%	276	100.0%	$330

For the six months ended June 30, 2016, our West homebuilding segment accounted for approximately 83.4% of our total homebuilding revenue, compared to our Southeast homebuilding segment which accounted for approximately 16.6% of our total homebuilding revenue. This was caused mainly by the higher number of homes delivered in the West operating segment, as compared to the Southeast operating segment. Additionally, the ASP for the homes sold in the West was higher than in the Southeast.

Land Development Operations

The following table presents information concerning revenues and lots sold for our land development operations by our West and Southeast operating segments:

	Land development Revenue (In thousands)	Lots sold
Six months ended June 30, 2016
West	$1,422	—
Southeast	—	—
Total	$1,422	—

Six months ended June 30, 2015
West	$2,040	114
Southeast	—	—
Total	$2,040	114

Liquidity and Capital Resources

Our principal uses of capital are funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity are cash on hand, cash provided by operations and cash provided by financing activities (such as acquisition, development and construction financing). As of June 30, 2016, we had approximately $33.7 million of cash and cash equivalents.

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding. For a description of our outstanding indebtedness as of June 30, 2016, see Note 7, “Notes Payable and Senior Notes, net” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

We believe that we have access to sufficient capital resources to fund our business for at least the next twelve months, including the repayment of our 8.5% Senior Notes due 2017 (the “Senior Notes”), which mature in October 2017. We generally have the ability to defer future investment activity, such as acquiring and developing land or building additional homes for sale, until such time as we have adequate capital resources available to us. We also have the ability to sell land as an ordinary part of our business, which is influenced by supply and demand, and other factors in the markets where we own land.

Though our Senior Notes do not mature until October 2017, we are actively considering three primary alternatives to meet our obligations with respect to our Senior Notes. We may seek to extend the maturity of the Senior Notes or refinance the Senior Notes with new senior notes. We may also seek to refinance this indebtedness on a leverage neutral basis, by seeking to increase the amount of borrowings available under our acquisition, development and construction loans, which are secured by our real estate inventories. Finally, our cash position, which we believe we will continue to grow prior to maturity of the Senior Notes, may be used to meet a portion of our obligations with respect to the Senior Notes. Alternatively, we may choose to combine some or all of these, or other, potential sources of capital to meet our obligations with respect to the Senior Notes. Our determination of how to meet our obligations with respect to the Senior Notes and our success in so doing, will depend upon various factors, including general market conditions, conditions in the credit markets, our financial position, operating performance, the value of our land inventories and prospects.

Our funding strategy contemplates the use of debt and equity financing and the reinvestment of cash from operations. We generally attempt to match the duration of our real estate assets with the duration of the capital that finances each real estate asset. We generally look to finance our homes under construction, which have a short duration, with a combination of long-term capital (equity and long-term debt) and short-term bank financing. We generally look to finance our finished lots that will be put in production within one year, and therefore have a short duration, with a combination of long-term capital (equity and long-term debt) and short-term bank financing. We generally look to finance our assets with a long duration, such as land held for future development or finished lots that will not be put into production for more than one year, with long-term capital (equity and long-term debt).

Senior Notes

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

As set forth below, as of June 30, 2016, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Minimum Liquidity Test and the Consolidated Tangible Assets Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

	As of June 30, 2016	Requirement
	(In thousands)
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$407,193
Consolidated Tangible Assets subject to Liens (1)	232,879
Consolidated Tangible Assets not subject to Liens (1)	$174,314	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$407,193
Total Indebtedness	162,685
Net Worth	$244,508	≥ $ 175,000

Minimum Liquidity Test
Cash and Cash Equivalents	$33,728
Restricted Cash (2)	900
Unrestricted Cash and Cash Equivalents (2)	$32,828	≥ $ 15,000

	(In thousands)
Consolidated Tangible Assets Test		Requirement
Consolidated Tangible Assets as of June 30, 2016	$407,193
Consolidated Tangible Assets as of January 1, 2015	400,818
Increase in Consolidated Tangible Assets during 2015 (3)	$6,375	Δ ≥ ( $25,000)

Consolidated Tangible Assets as of June 30, 2016	$407,193
Consolidated Tangible Assets as of October 21, 2014	293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (3)(4)	$113,409	Δ ≥ ($50,000)

Funded Debt to Tangible Assets Ratio Test
Funded Debt as of June 30, 2016	$162,685
Consolidated Tangible Assets as of June 30, 2016	407,193
Funded Debt to Tangible Assets Ratio	40%	≤ 45%

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
In addition, (i) as of June 30, 2016 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended June 30, 2016 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended June 30, 2016 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

Non-GAAP Measure

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this quarterly report relating to “net debt-to-capital ratio” which is a non-GAAP measure. The most directly comparable U.S. GAAP financial measure is the ratio of debt-to-capital. We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management.

The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less unrestricted cash and cash equivalents) by the sum of net debt plus stockholders’ and member's equity. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We reconcile this non-GAAP financial measure to the ratio of debt-to-capital in the table above.

In addition, other issuers or issuers in other industries may not calculate net debt-to-capital ratio in the same manner that we do. Accordingly, the net debt-to-capital ratio should be considered only as a supplement to the ratio of debt-to-capital information as a measure of our financial leverage.

Debt-to-Capital and Net Debt-to-Capital Ratios

The following table provides a reconciliation of net debt-to-capital ratio to the most comparable U.S. GAAP financial measure ($ in thousands):

	As of June 30, 2016	As of December 31, 2015
Debt	$162,685	$155,966
Equity	214,842	217,408
Total capital	$377,527	$373,374
Ratio of debt-to-capital	43.1%	41.8%
Debt	$162,685	$155,966

Net cash and cash equivalents	$33,728	$40,729
Less: restricted cash and minimum liquidity requirement	15,900	15,900
Unrestricted cash and cash equivalents	$17,828	$24,829

Net debt	$144,857	$131,137
Equity	214,842	217,408
Total adjusted capital	$359,699	$348,545
Ratio of net debt-to-capital (1)	40.3%	37.6%

(1)	The ratio of net debt-to-capital is a non-GAAP financial measure.

Cash Flows - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Our comparison of cash flows for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, is as follows:

Net cash used in operating activities for the six months ended June 30, 2016 was $18.2 million lower, as compared to the same period during 2015, declining from $26.3 million to $8.1 million. During the six months ended June 30, 2016, we generated $5.7 million of net income before non-cash expenses of stock-based compensation, impairment and abandonment charges, depreciation and amortization, as well as, an adjustment to the fair value of our contingent consideration, as compared to a net loss before non-cash expenses of $3.9 million for the same period during 2015.

During the June 30, 2016, we used $15.7 million to finance an increase in real estate inventories, as compared to $27.1 million for the same period during 2015, a decrease of $11.4 million. The increase in inventories during the June 30, 2016 was primarily attributable to a $12.2 million increase in the amount of land held and land under developments. On June 30, 2016, we had 492 homes in inventory as compared to 488 homes in inventory as of June 30, 2015. In addition, we generated $0.3 million in other assets and receivables during the six months ended June 30, 2016, as compared to $0.6 million we used to finance growth in other assets and receivables during the same period in 2015.

Net cash used in investing activities of $0.1 million during the six months ended June 30, 2016 related to purchases of fixed assets, representing a decrease of $0.2 million, as compared to the same period in 2015.

Net cash provided by financing activities of $1.2 million during the six months ended June 30, 2016 primarily resulted from an increase in net borrowings, representing a decrease of $21.4 million as compared to the same period in 2015. The net borrowings during the six months ended June 30, 2016 were proceeds from acquisition, development and construction loans which totaled $67.8 million while repayments on these loans totaled $61.5 million. In addition, we incurred $0.1 million in debt issuance costs for the six months ended June 30, 2016, as compared to $0.5 million for the same period during 2015.

For the six months ended June 30, 2016, we paid $4.8 million in a cash tax distribution to our noncontrolling interest (i.e. PICO). For the same period in 2015, we paid a cash tax distribution to noncontrolling interest (i.e. PICO) of $1.0 million.

As of June 30, 2016, our cash and cash equivalents balance was $32.8 million.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations have been disclosed in the accompanying unaudited condensed consolidated financial statements as noted below:

Land Purchase and Land Option Contracts

For information regarding our land purchase and land option contracts, see Note 11, “Commitments and Contingencies--Purchase Commitments” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Loan Commitments

For information regarding our debt, see Note 7, “Notes Payable and Senior Notes, net” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Surety Bonds

For information regarding our surety bonds, see Note 11, “Commitments and Contingencies--Surety Bonds” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable interest rate debt, which consists of our secured revolving credit facility and our acquisition, construction and development loans. As of June 30, 2016, we had approximately $83 million of variable interest rate debt outstanding (or 50.9% of total indebtedness). If interest rates on our variable interest rate debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $83,000. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the three months ended June 30, 2016. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Based on the current amount and terms of our variable interest rate debt, we do not believe that the future changes in interest rates will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation; however, the nature of our business exposes us to the risk of claims and litigation in the normal course of business. Other than routine litigation arising in the normal course of business, we are not presently subject to any material litigation, nor, to our knowledge, is any material litigation threatened against us. Although we are not currently involved in any material litigation, legal proceedings, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 11, “Commitments and Contingencies,” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our Class A common stock made during the three months ended June 30, 2016:

Period	Total number of shares of Class A common stock purchased (a)	Average price paid per share of Class A common stock	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs (a)	Maximum dollar value of shares of Class A common stock that may yet be purchased under the plans or programs (b)
April 1 to April 30, 2016	—	$—	—	$5,000,000
May 1 to May 31, 2016	—	$—	—	$5,000,000
June 1 to June 30, 2016	21,065	$7.55	21,065	$4,840,361
Total	21,065	$7.55	21,065	$4,840,361

(a)    These amounts represent shares repurchased by the Company under its Stock Repurchase Program. For additional information regarding stock repurchases, see Note 9, “Equity,” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

(b)    Under the Stock Repurchase Program, management is authorized to purchase up to $5.0 million of Class A common stock through June 1, 2018. During the three months ended June 30, 2016, there were an aggregate of 21,065 shares of Class A common stock repurchased for $160,000.

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

UCP, Inc.

Date:	August 1, 2016	By:	/s/	James M. Pirrello

James M. Pirrello
Chief Financial Officer, Chief Accounting Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)