Form 10-K
period 2016-12-31
UCP, Inc.
filed 2017-03-03
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

At June 30, 2016, the aggregate market value of shares of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2016) was $59.8 million, which excludes shares of Class A common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s Class A common stock outstanding at June 30, 2016. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.
On March 1, 2017, the registrant had 7,958,314 shares of Class A common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  We expect to file our Proxy Statement within 120 days after December 31, 2016.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates, consumer sentiment and inflation;

•	downturns in the homebuilding industry, either nationally or in the markets in which we operate;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital, including our ability to access debt financing on reasonable terms;

•	disruptions in the availability of mortgage financing or increases in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays or restrictions in land development or home construction resulting from adverse weather and geological conditions or other events outside our control;

•	reduced consumer demand;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of communities;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our future operating expenses, which may increase disproportionately to our revenue;

•	our ability to achieve operational efficiencies with future revenue growth;

•	our relationship, and actual and potential conflicts of interest, with PICO; and

•	availability of qualified personnel and our ability to retain our key personnel.

You are cautioned not to place undue reliance on forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see Item 1A, "Risk Factors" in this Annual Report on Form 10-K. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

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

Company’s History

The Company’s operations began in 2004 and principally focused on acquiring land, and entitling and developing it for residential construction, and selling residential lots to third-party homebuilders.
Company’s assets were acquired by PICO in January 2008, which allowed the Company to accelerate the development of its business and gain access to a capital partner capable of funding its growth.	Formed Benchmark Communities, LLC, its wholly-owned homebuilding subsidiary, to design, construct and sell high quality single-family homes.	The Company completed its IPO on July 23, 2013 and purchased a 42.3% economic interest in UCP, LLC with the net proceeds.
Completed the acquisition of the assets and liabilities of Citizens Homes, Inc. ("Citizens Acquisition") on April 10, 2014 to expand its operations for the purchase of real estate and the construction and marketing of residential homes in the Southeast.
			Construction management services acquired as part of the Citizens Acquisition was sold in the fourth quarter of 2015.	Benchmark Communities reached a milestone of 2,000 new home deliveries since its parent company, UCP, went public in 2013, with over 1,000 occurring since the beginning of 2015.

OUR BUSINESS STRATEGY

We actively source, evaluate and acquire land for residential real estate development and homebuilding. For each of our real estate assets, we periodically analyze ways to maximize value by either (i) building single-family homes and marketing them for sale under our Benchmark Communities brand or (ii) completing entitlement work and horizontal infrastructure development and selling lots to third-party homebuilders. We perform this analysis using a disciplined analytical process, which we believe is a differentiating component of our business strategy.

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

We seek to mitigate our exposure to market downturns and capitalize on market upturns through the following key strategies:

•
identifying and regularly reviewing the risks associated with our assets and business, including market, entitlement and environmental risks, and structuring transactions designed to reduce the impact of those risks;

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

SEGMENTS AND GEOGRAPHIC MARKETS

The Company has segmented its operating activities into two geographical regions and currently has homebuilding reportable segments and land development reportable segments in the West and Southeast.

In California, we primarily operate in the Central Valley area (Fresno and Madera counties), the Monterey Bay area (Monterey County), the South San Francisco Bay area (Santa Clara and San Benito counties) and in Southern California (Los Angeles, Ventura and Kern counties). In Washington State, we operate in the Puget Sound area (King, Snohomish, Thurston and Kitsap counties). In North Carolina, we operate in the Charlotte and Raleigh areas (Mecklenburg, Iredell, Union, Chatham counties). In South Carolina, we operate in the Myrtle Beach area (Horry County). In Tennessee, we operate in the Nashville area (Davidson, Rutherford, Wilson and Sumner counties).

We believe that these markets have attractive residential real estate investment characteristics, such as favorable long-term population demographics, consumer demand for single-family housing that often exceeds available supply, large and growing employment bases, and the ability to generate above-average investment returns. We continue to experience significant homebuilding and land development opportunities in our current markets and are evaluating potential expansion opportunities in other markets that we believe have attractive long-term investment characteristics.

For a more detailed description of and financial information about our segments, see Note 12, "Segment Information" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

HOMEBUILDING OPERATIONS

We build homes through our wholly owned homebuilding subsidiary, Benchmark Communities, LLC. Benchmark Communities operates under the principle that “Everything Matters!” This principle underlies all phases of our new home sale and construction process including planning, design, construction, marketing, sales and the customer experience. We are diversified by product offering, which we believe reduces our exposure to any particular market or customer segment. We decide to target specific and identifiable buyer segments by project and geographic market, in part dictated by each particular asset, its location, topography and competitive market positioning, and the amenities of the surrounding area and the community in which it is located.

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

Homebuilding, Marketing and Sales Process

We realize homebuilding is a local business. As a result, we focus on the unique characteristics of each market and submarket.  Each of our markets is managed locally by a division president who has a deep understanding of the local market, including our competition. Additionally, our division presidents maintain a broad network of relationships with land sellers, land developers, subcontractors and realtors.

In order to balance construction capacity with consumer demand, we release homes for sale in small phases, usually four to eight homes. We use sales prices as the lever to maintain equilibrium between capacity and demand. In markets where demand is outpacing construction capacity we have been able to raise prices and improve gross margins. From time to time we may identify, specific communities where demand has lagged construction capacity. In these cases, we have used incentives in order to increase demand.

We utilize a construction methodology that allows us to standardize the time of new home starts in order to reduce labor and material costs and the administrative inefficiencies in the construction process. Our even flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs. Our even flow method provides us with enhanced visibility, oversight and control of our production process, staffing and cash flow requirements. As a result, we believe that we are able to more effectively manage our working capital and borrowing needs.

Generally, we seek to pre-sell homes before we commence construction. This allows customers to choose certain structural and finish options and often offers us higher profitability as compared to homes that are constructed prior to identifying a buyer. Pre-sold homes often result in superior customer satisfaction and higher gross margins. During periods of strong demand, we have been successful in pre-selling a majority of our homes before construction begins. Given our even flow method, when there is an opportunity to start construction of a home that is not yet sold we will do so in order to have homes available for customers who would like to move into a new home quickly. Homes that are under construction or completed that are not yet sold are attractive to customers who are renting, who are relocating, and who have had or are having a major change in their lives such as marriage, birth of a child or divorce. Homes that are unsold and under construction or completed allow us to compete more aggressively with the resale market where time from contract to close is usually 45 to 60 days.

We routinely monitor and actively manage our even flow production process to align our inventory with prevailing and expected future home absorption trends.  In the even our inventory begins to build faster than homes are sold, we will typically reduce or halt the start of any additional unsold homes in order to bring our supply in balance with consumer demand.  This allows us to more efficiently manage our inventory and asset levels as well as our capital needs with the objective of improving our overall return metrics.

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

We typically staff two sales professionals at each of our communities. Our in-house sales teams have offices in their respective model home complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales professionals work with potential buyers to determine their unique needs and then by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes and the selection of amenities. Our sales professionals are internally trained, generally have prior experience selling new homes in their respective markets and are licensed by applicable real estate oversight agencies.

Model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and four model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted buyer segments. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase. We often use an on-site design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities for us.

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

Quality Control and Customer Service

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors we employ are monitored and we make regular internal and third party inspections and evaluations of our subcontractors to seek to ensure that our standards are met.

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

Warranty Program

We provide a “fit and finish” warranty on our home sales that covers workmanship and materials consistent with local market custom (two years in the West homebuilding segment and one year in the Southeast homebuilding segment).  As is customary in the homebuilding industry, our trade partners who build our homes are contractually obligated to provide warranty repairs inside the fit and finish warranty period, including structural and water intrusion repairs up the to the period designated by the relevant state statute.

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

LAND DEVELOPMENT OPERATIONS

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

We benefit from the long-standing relationships our executive management team has with key land owners, brokers and lenders, as well as development and real estate companies in our markets. These relationships have provided us with opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that our financial position and positive reputation in our markets provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner. Our ability to regularly do so in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions prior to a full marketing process, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

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

OUR FINANCING STRATEGY

We intend to use debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations. We intend to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. We attempt to match the duration of our real estate assets with the duration of the capital that finances each asset.

Our indebtedness is primarily comprised of our 8.5% Senior Notes due 2017 (the "2017 Notes") and project-level secured acquisition, development and constructions loans. Substantially all of our project debt is guaranteed by UCP, LLC and UCP, Inc. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, the expected asset's duration and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. Though we intend to remain prudently capitalized, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels within the covenants and restrictions currently in place with our lenders at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate-level debt, property-level debt and mortgage financing and other public, private or bank debt.

For a more detailed description of and financial information about our indebtedness, see Note 8, "Notes Payable and Senior Notes, Net" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

COMPETITION

The homebuilding and land development industry is highly competitive. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, financing, desirable land parcels, raw materials and skilled management and labor resources. We also compete with sales of existing homes and, to a lesser extent, with the rental housing market. Our homes compete on the basis of design, quality, price, location and our reputation. In addition to home sales, we sell lots to third-party homebuilders. We compete for land buyers with other land owners. Our land holdings compete on the basis of quality, market positioning, location and price.

The homebuilding and land development industry has historically been subject to significant volatility. We may be at a competitive disadvantage with regard to certain of our national competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market.

We compete directly with a number of national homebuilders who are larger than we are and may have greater financial and operational resources than we do. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices, purchasing land and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

EMPLOYEES

As of December 31, 2016, we had 203 employees consisting of 59 executive, management or administrative personnel, 96 construction personnel and 48 sales and marketing personnel. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that we have good relations with our employees and subcontractors.

EXECUTIVE OFFICERS

The executive officers of UCP, Inc. are:

Name	Age	Position
Dustin L. Bogue	42	President, Chief Executive Officer and Director
James M. Pirrello	58	Chief Financial Officer, Chief Accounting Officer and Treasurer

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

OUR STRUCTURE

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit (as defined below) held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2016, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 56.8% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, which equals PICO’s economic interest in the Company. PICO effectively has control over the outcome of votes on all matters requiring approval by the Company’s stockholders. As described in more detail below, each Series A Unit of UCP, LLC can be exchanged for one share of Class A common stock.

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

As of December 31, 2016, UCP, Inc. held a 43.2% interest in UCP, LLC, through its ownership of UCP, LLC Series B Units (as defined below), and PICO held the remaining 56.8% interest in UCP, LLC through its ownership of UCP, LLC Series A Units. UCP, Inc. is a holding company, and its sole material asset is its equity interest in UCP, LLC.

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

Tax Distribution

Pursuant to the Operating Agreement, UCP, Inc. has the right to determine when distributions (other than tax distributions) will be made to the members of UCP, LLC and the amount of any such distributions. If UCP, Inc. authorizes a distribution, such distribution generally will be made to the members of UCP, LLC pro rata in accordance with their respective percentage interests. During the years ended December 31, 2016 and December 31, 2015, UCP, LLC made distributions of $4.8 million and $1.0 million, respectively, to PICO toward its tax liability as required by the Operating Agreement and a pro rata distribution of $3.7 million and $0.7 million, respectively, to UCP, Inc. There were no other distributions by UCP, LLC for the year ended December 31, 2016.

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

On June 6, 2016, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s Class A common stock between June 7, 2016 and June 1, 2018 (the “Stock Repurchase Program”). As part of the Company's Stock Repurchase Program, the Company used $1.2 million of cash received through these tax distributions to repurchase stock. See Note 2, "Summary of Significant Accounting Policies--Stock Repurchase Program" and Note 10, “Equity--Stock Repurchase Program” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Stock Repurchase Program.

The diagram below depicts our organizational structure as of December 31, 2016:

(1)
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

Exchange Agreement

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement dated July 23, 2013 by and among UCP, Inc., UCP, LLC and PICO (the "Exchange Agreement"), pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends, stock repurchases and reclassifications. As of December 31, 2016, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,635,834 shares of Class A common stock outstanding. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange.

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

As of December 31, 2016, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments, will vary depending on a number of factors, including:

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

The Company has the right to terminate the TRA at any time. In addition, the TRA will terminate early if the Company breaches obligations under the TRA or upon certain mergers, asset sales, other forms of business combinations or other changes of control. In either case, the Company’s payment obligations under the TRA would be accelerated and would become due and payable based on certain assumptions, including that (a) all the UCP, LLC Series A Units are deemed exchanged for their fair value, (b) the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and (c) the subsidiaries of UCP, LLC will sell certain non-amortizable assets (and realize certain related tax benefits) no later than a specified date. In each of these instances, the Company would be required to make an immediate payment to PICO equal to the present value of the anticipated future tax benefits (discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up (which could be as long as fifteen years in respect of intangibles and goodwill) at a discount rate equal to the 30-day London Interbank Offered Rate ("LIBOR") plus 100 basis points). The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A Units are actually exchanged at the time of the accelerated payment under the TRA, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the TRA.

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

UCP also entered into a Transition Services Agreement ("TSA"), dated July 23, 2013 with PICO, pursuant to which PICO provided UCP, Inc. with certain accounting, human resources and information technology services. This agreement was completed on July 31, 2015, and PICO no longer provides such services to UCP, Inc.

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

Beginning in 2008, the mortgage lending industry has experienced significant instability, beginning with increased defaults on sub-prime loans and other non-conforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering sub-prime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac or loans that did not meet Federal Housing Administration and Veterans Administration requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes.

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

Since these approvals, the U.S. Fish and Wildlife Service (“USFWS”) adopted a final rule listing gopher as “threatened” under the federal Endangered Species Act and designated certain areas of Washington State, including land in close proximity to the Preserve, as critical habitat for the gopher. The listing is broad and applies to areas near critical habitat area, including areas where the gopher may not be present. At this time, the USFWS has not provided guidance as to how USFWS intends to address ongoing development in light of the rule. However, USFWS has indicated that existing set-asides created under state and local authorities, such as the on-site habitat preservation area that we have previously established at the Preserve, will not provide sufficient mitigation for the take of the gopher as a matter of federal law. Accordingly, we will be required to implement additional restrictions and requirements at the Preserve. Any such restrictions or requirements could cause us to incur increased expense at the Preserve or delay or limit our activities there.

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

The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with U.S. generally accepted accounting principles ("GAAP"), and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. For the year ended December 31, 2016, we recorded $2.6 million of impairment to real estate inventory in two of our projects, Sundance, located in Bakersfield, California ("Sundance"), and Heathers at Westport, located in Charlotte, North Carolina ("Heathers at Westport"). For the year ended December 31, 2015, we recorded $0.9 million of impairment to homebuilding real estate inventory in our River Run project, located in Bakersfield, California ("River Run"). See Note 2, “Summary of Significant Accounting Policies” and Note 9, "Fair Value Disclosures" to the consolidated financial statements for further discussion on impairment and estimated fair values of real estate inventories included elsewhere in this Annual Report on Form 10-K.

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

PICO holds 56.8% of the voting power of UCP, Inc. as of December 31, 2016. For so long as PICO continues to beneficially own a controlling stake in us, PICO will have the power to elect and remove all of our directors and to approve any action requiring the majority approval of our stockholders. PICO also has the power to transfer its controlling stake in our Company. In addition, pursuant to an Investor Rights Agreement that we entered into with PICO, PICO will have the right to nominate two individuals for election to our board of directors for as long as PICO owns 25% or more of the combined voting power of our outstanding Class A and Class B common stock and one individual for as long as it owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock (in each case, excluding any shares of our common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares); and Dustin L. Bogue, our President and Chief Executive Officer, James W. Fletcher, the President of our Northern California Division, and our former Chief Financial Officer, have agreed to vote all shares of our Class A common stock that they own in favor of such PICO nominees in any election of directors for as long as PICO owns at least 10% of the combined voting power of our outstanding Class A and Class B common stock. In the event that any board member nominated by PICO shall for any reason cease to serve as a member of our board of directors during his or her term of office, the resulting vacancy on the board will be filled by an individual selected by PICO.

PICO’s interests may not be fully aligned with ours and those of our other investors, and this could lead to actions that are not in our or in our other investors’ best interests. PICO holds all of the outstanding UCP, LLC Series A Units. Because PICO holds its economic interest in our business through UCP, LLC, rather than through the public company, it may have conflicting interests with holders of shares of our Class A common stock. For example, PICO may have different tax positions from us which could influence its decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that we entered into with PICO, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the TRA, which would accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, PICO’s significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for our shares over the then-current market price.

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

Maxim C. W. Webb, a member of our board of directors, is the Chief Executive Officer of PICO. As a result of our relationship with PICO, there may be transactions between us and PICO that could present an actual or perceived conflict of interest.

This conflict of interest may lead Mr. Webb to recuse himself from actions of our board of directors with respect to any transactions involving or with PICO or its affiliates. In addition, Mr. Webb will devote only a portion of his business time to his duties with our board of directors, and he will devote the majority of his time to his duties with PICO and other commitments. PICO or its affiliates may also pursue transactions in competition with us.

RISKS RELATED TO OUR INDEBTEDNESS

We have substantial indebtedness, which may exacerbate the adverse effect of any declines in our business, industry or the general economy and exposes us to the risk of default. We may be unable to service our indebtedness.

As of December 31, 2016, we had approximately $161.0 million of consolidated outstanding debt (including capital lease obligations) of which $74.9 million was related to our 2017 Notes and $86.9 million for our acquisition and construction loans expected to mature during 2018. Our organizational documents do not limit the amount of indebtedness we may incur, our board of directors may change our target debt levels at any time without the approval of our stockholders or creditors as long as the Company is in compliance with the covenants and restrictions then in effect with its existing lenders. As a result, we may incur significant additional indebtedness in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by the instruments and agreements governing out outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	our vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $81.3 million of our indebtedness bears interest at variable rates, which exposes us to increased interest expense in a rising interest rate environment;

•	we may be at a competitive disadvantage relative to our competitors that have less indebtedness;

•	our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited; and

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

In particular, our 2017 Notes, with an aggregate outstanding principal amount of $75 million, mature on October 21, 2017. This significant maturity represents approximately 46.3% of our outstanding debt (including capital lease obligations but excluding intercompany liabilities) as of December 31, 2016. Our ability to satisfy this maturity when it becomes due will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and competitive conditions. Our sources of capital to satisfy this maturity may include retained capital, the issuance of equity securities, debt financing and refinancing and asset sales or a combination of any of the foregoing. However, no assurance can be given that any of these sources of capital will be available to us on favorable terms, or at all, or that such sources will enable us to be able to satisfy this maturity. Any refinancing of the 2017 Notes may be on terms less favorable than those applicable to the 2017 Notes. As a result, we can provide no assurance that we will be able to refinance or repay our 2017 Notes as we currently anticipate or at all. Our failure to refinance or repay our 2017 Notes at their stated maturity would have a material adverse impact on our financial condition, results of operations, cash flow, liquidity, the market price of our Class A common stock and our ability to achieve our objectives.

The agreements governing our indebtedness, including our indenture, contain various covenants and other provisions which limit management’s discretion in the operation of our business, reduce our operational flexibility and create default risks.

The agreements governing our existing indebtedness, including the indenture relating to the 2017 Notes, contain covenants and other provisions that impose significant restrictions on us and our subsidiaries. The indenture contains covenants that restrict, among other things, our and our subsidiaries’ ability to:

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

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our pledged land parcels or other assets, because defaults under such indebtedness may result in foreclosure actions initiated by lenders. As of December 31, 2016, we had mortgage indebtedness of approximately $86.7 million. This debt is secured by project-level real estate (i.e., real estate held in special purpose entities formed to hold the real estate interests for particular projects).

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

UCP, Inc. is a holding company and has no material assets other than its ownership of membership interests in UCP, LLC. UCP, Inc. has no independent means of generating revenue other than the operations of UCP, LLC that it owns and controls. We intend to cause UCP, LLC to make distributions to its members in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us, as well as any payments due under the TRA, as described below. Future financing arrangements may contain negative covenants, limiting the ability of our operating subsidiaries to declare or pay dividends or make distributions. To the extent that UCP, Inc. needs funds, and UCP, LLC and/or its subsidiaries are restricted from making such distributions under applicable law or regulations, or otherwise unable to provide such funds, for example, due to restrictions contained in the indenture governing our 2017 Notes, certain of our subsidiary level project financings or in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.

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

We entered into a TRA with PICO that provides for the payment by us to PICO of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of any such increases in tax basis (or are deemed to realize in the case of certain events, as discussed below). Any actual increases in tax basis, as well as the amount and timing of any payments under the TRA, cannot be predicted reliably at this time.

The increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. As a result of the size of the increases in the tax basis of the tangible and intangible assets of UCP, LLC attributable to our interest in UCP, LLC, during the expected term of the TRA, we expect that the payments that we may make to PICO could be substantial.

We are not aware of any issue that would cause the IRS to challenge a tax basis increase; however, if the IRS were successful in making such a challenge, PICO would not reimburse us for any payments that may previously have been made under the TRA if it is later determined that we did not receive the anticipated corresponding tax benefit. As a result, in certain circumstances we could make payments to PICO under the TRA in excess of our cash tax savings. In addition, our ability to achieve benefits from any tax basis increase, and the payments to be made under the TRA, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

In certain cases, payments by us under the Tax Receivable Agreement may be accelerated and/or significantly exceed the benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The TRA provides that upon certain changes of control, or if, at any time, we either materially breach our obligations under the TRA or elect an early termination of the TRA, our (or our successor’s) obligations with respect to UCP, LLC Series A Units would be based on certain assumptions, including that (a) all the UCP, LLC Series A Units are deemed exchanged for their fair value, (b) we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA and (c) the subsidiaries of UCP, LLC will sell certain non-amortizable assets (and realize certain related tax benefits) no later than a specified date. In each of these instances (based on the foregoing assumptions), we would be required to make an immediate payment to the holders of such UCP, LLC Series A Units equal to the present value of the anticipated future tax benefits (discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up (which could be as long as fifteen years in respect of intangibles and goodwill) at a uniform discount rate equal to LIBOR plus 100 basis points). The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A Units are actually exchanged at the time of the accelerated payment under the TRA, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the TRA. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the TRA and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations.

In addition, our obligations under the TRA could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of our public stockholders.

We may not be able to realize all or a portion of the tax benefits that are expected to result from exchanges of UCP LLC Series A Units for shares of our Class A common stock and payments made under the Tax Receivable Agreement itself.

Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by exchanges of UCP LLC Series A Units for shares of our Class A common stock and our ability to realize certain other tax benefits attributable to payments under the TRA itself, depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient and/or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

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

Certain anti-takeover defenses, applicable law, and provisions of our Registration Rights Agreement, Tax Receivable
Agreement, Investor Rights Agreement and the indenture relating to our 2017 Notes may limit the ability of a third party to acquire control of us.

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

Registration Rights Agreement, Investor Rights Agreement and Tax Receivable Agreement. We entered into a Registration Rights Agreement, an Investor Rights Agreement and a TRA with PICO. Pursuant to the Registration Rights Agreement and the Investor Rights Agreement, PICO may require us to file a registration statement with the SEC relating to the offer and sale of any Class A common stock PICO may receive pursuant to the Exchange Agreement, and PICO has the right to nominate two individuals for election to our board of directors for as long as PICO owns 25.0% or more of the combined voting power of our outstanding Class A and Class B common stock and one individual for as long as it owns at least 10.0%. In the event that any board member nominated by PICO shall for any reason cease to serve as a member of our board of directors during his or her term of office, the resulting vacancy on the board will be filled by an individual selected by PICO. The TRA provides that upon certain changes of control, PICO may be entitled to a significant early termination payment. These agreements could discourage someone from making a significant investment in us or discourage transactions involving a change in control.

Indenture Relating to Our Senior Notes. The indenture governing our 2017 Notes, with an aggregate outstanding principal amount of $75 million as of December 31, 2016, provides the holders thereof the right to require us to repurchase all or any part of their securities at a purchase price in cash equal to 101% of the principal amount of such securities plus accrued and unpaid interest to the date of purchase in the event a change of control occurs (which the indenture generally defines as certain persons (excluding PICO) having the right to acquire more than 35% of the voting power of our voting stock). This provision, which could result in a significant cash payment obligation, could discourage someone from making a significant investment in us or discourage a transaction involving a change in control.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non‑binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements.

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

RISKS RELATED TO OUR OWNERSHIP OF OUR CLASS A COMMON STOCK

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

The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. At December 31, 2016, the Company did not have any accruals for asserted or unasserted matters. For a more detailed description of and financial information about our commitments and contingencies, see Note 13, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31, 2016
Period	High	Low
First Quarter	$8.40	$5.46
Second Quarter	$8.07	$7.00
Third Quarter	$9.11	$7.71
Fourth Quarter	$12.05	$8.45

	Year Ended December 31, 2015
Period	High	Low
First Quarter	$10.77	$8.08
Second Quarter	$9.27	$7.20
Third Quarter	$8.44	$6.71
Fourth Quarter	$8.00	$6.39

On March 1, 2017, there were two holders of record of our Class A common stock and one holder of record of our Class B common stock.

There is no public market for our Class B common stock.

The indenture governing our 2017 Notes contains certain restrictive covenants, including limitations on payment of dividends. We have not declared or paid any dividends since our IPO, and we do not expect to pay any dividends in the foreseeable future. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with Delaware law, certain restrictive debt covenants, as well as other factors considered relevant by our board of directors.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our Class A common stock made during the year ended December 31, 2016:

Period	Total number of shares of Class A common stock purchased (a)	Average price paid per share of Class A common stock (a)	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs (b)	Maximum dollar value of shares of Class A common stock that may yet be purchased under the plans or programs(c)
June 1 to June 30, 2016	21,065	$7.58	21,065	$4,840,361
July 1 to July 31, 2016	25,620	$8.08	25,620	$4,633,473
August 1 to August 31, 2016	76,951	$8.23	76,951	$4,000,006
September 1 to September 30, 2016	—	—	—	$4,000,006
October 1 to October 31, 2016	—	—	—	$4,000,006
November 1 to November 30, 2016	—	—	—	$4,000,006
December 1 to December 31, 2016	22,710	$11.01	22,710	$3,750,011
Total	146,346	$8.54	146,346	$3,750,011

(a)	Average price paid per share of Class A common stock repurchased, inclusive of commissions.

(b)
These amounts represent shares repurchased by the Company under its Stock Repurchase Program. For additional information regarding stock repurchases, see Note 10, “Equity” to the accompanying consolidated financial statements included elsewhere in this Annual Report Form 10-K.

(c)
Under the Stock Repurchase Program, which was established on June 6, 2016, management is authorized to purchase up to $5.0 million of Class A common stock through June 1, 2018. During the year ended December 31, 2016, there were an aggregate of 146,346 shares of Class A common stock repurchased for $1.2 million, inclusive of commissions.

Stock Performance Graph

	7/18/13	12/31/13	12/31/14	12/31/15	12/31/16
UCP, Inc.	$100	$105	$75	$51	$86
S&P 500 Index	100	109	122	121	133
S&P Homebuilding Index	100	109	112	113	112

The above graph compares the cumulative total stockholder return on UCP, Inc.'s Class A common stock against the cumulative total returns of the Standard and Poor's Corporation Composite 500 Index (the "S&P 500 Index") and the Standard and Poor's Homebuilding Index (the "S&P Homebuilding Index"). The graph assumes a $100 investment at the close of the market on July 18, 2013, the initial listing of UCP, Inc.'s Class A common stock on the NYSE, in each of UCP, Inc. Class A common stock, the S&P 500 Index and the S&P Homebuilding Index, held through December 31, 2016. Reinvestment of dividends is assumed in the case of each index.

The closing price of UCP, Inc. Class A common stock on the NYSE was $12.05 per share on December 31, 2016 and $7.20 per share on December 31, 2015. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance.

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

We completed our IPO on July 23, 2013. Due to the timing of our IPO, we present herein certain combined consolidated historical financial data for UCP, LLC for periods prior to the IPO. As such the information for the year ended December 31, 2012 reflects the financial condition and results of operations of our predecessor and the information for the year ended December 31, 2013 reflects the financial condition and results of operations of our predecessor for the portion of the year preceding our IPO and of us for the remainder of 2013.

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Home sales	$343,919	$252,597	$155,417	$72,511	$14,060
Cost of home sales	280,614	206,747	129,577	57,500	9,832
Impairment on real estate	458	923	—	—	—
Homebuilding gross profit (a)	62,847	44,927	25,840	15,011	4,228
Land sales	5,449	21,134	32,513	20,215	44,066
Cost of land sales	4,637	15,291	25,466	13,820	32,876
Impairment on real estate	2,131	—	—	—	—
Land sales gross (loss) profit (a)	(1,319)	5,843	7,047	6,395	11,190
Other revenue	—	5,060	3,253	—	—
Cost of sales - other revenue	—	4,363	2,828	—	—
Other revenue gross profit	—	697	425	—	—
Total gross profit	61,528	51,467	33,312	21,406	15,418
Sales and marketing	19,257	18,943	13,748	6,647	2,875
General and administrative	29,161	26,878	27,406	19,368	10,103
Goodwill impairment	4,223	—	—	—	—
Total costs and expenses	340,481	273,145	199,025	97,335	55,686
Other income	276	206	121	322	578
Net income (loss) before income taxes	$9,163	$5,852	$(7,721)	$(4,287)	$3,018
Benefit (provision) for income taxes	5,285	(69)	—	—	—
Net income (loss)	$14,448	$5,783	$(7,721)	$(4,287)	$3,018
Net income (loss) attributable to noncontrolling interest	$5,210	$3,412	$(2,728)	$(2,346)	$3,018
Net income (loss) attributable to UCP, Inc.	$9,238	$2,371	$(4,993)	$(1,941)	—
Income (loss) per share
Basic	$1.16	$0.30	$(0.63)	$(0.25)	—
Diluted	$1.15	$0.30	$(0.63)	$(0.25)	—

(a)    Homebuilding and land sales gross profit includes the impairment on real estate.

	Year Ended December 31,
(In thousands, except unit data)	2016	2015	2014	2013	2012
Operating Data-Owned Projects:
Net new home orders	933	860	473	205	61
New homes delivered	820	701	432	196	41
Average sales price of homes delivered (in thousands)	$419	$360	$360	$370	$343
Cancellation rate	12.1%	10.0%	8%	12.8%	12.9%
Average active selling communities (1)	28	28	16	7	3
Active selling communities at end of period (2)	28	28	21	9	4
Backlog at end of period, number of homes	362	249	91	35	26
Backlog at end of period, aggregate sales value (in thousands)	$149,639	$108,773	$32,499	$17,121	$9,182
Average sales price of backlog (in thousands)	$413	$437	$357	$489	$353

(1)    “Average active selling communities during the period” refers to the average number of open selling communities at the end of each month during the period.
(2)    “Active selling communities” consists of those communities where we have more than 15 or more homes remaining to deliver.

(In thousands, except per share data)	As of December 31,
FINANCIAL CONDITION	2016	2015	2014	2013	2012
Cash and cash equivalents	$40,931	$39,829	$42,033	$87,503	$10,324
Real estate inventories	373,207	360,989	321,693	176,848	125,367
Total assets (a)	434,106	414,697	375,139	267,320	137,534
Debt (a)(b)	160,994	155,966	133,139	30,950	29,112
Total liabilities (a)	207,220	197,289	163,872	49,604	35,219
Total equity	$226,886	$217,408	$211,267	$217,716	$102,315
Total UCP, Inc. stockholders' equity	$100,628	$90,200	$87,255	$91,254

Number of shares issued at period end (in 000s)	8,043	8,014	7,922	7,750
Book value per share (c)	$12.51	$11.26	$11.01	$11.77

(a)
As part of the Company’s adoption of Accounting Standards Update ("ASU 2015-03"), approximately $1.5 million and $2.4 million of unamortized debt issuance costs that were included in the prepaid expenses category of other assets as of December 31, 2015 and 2014 have been reclassified from other assets to notes payable and senior notes in the consolidated balance sheets. ASU 2015-03 did not have an impact on the consolidated balance sheets as of December 31, 2013 and 2012.

(b)     Debt comprises of the following:

(In thousands)	2016	2015	2014	2013	2012
Acquisition (a)	$19,061	$26,102	$20,254	$11,046	12,274
Development (a)	—	4,701	544	6,018	12,906
Construction (a)	67,597	51,683	39,711	13,886	3,932
Bonds (a)	74,336	73,480	72,630	—	—
Total	$160,994	$155,966	$133,139	$30,950	$29,112

(c)     Book value per share is computed by dividing total UCP, Inc. stockholders’ equity by the net of total shares issued less shares held as treasury shares.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may vary materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and the other matters set forth in this Annual Report on Form 10-K. See "Special Note Regarding Forward-Looking Statements." In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Select Operating Metrics

For the year ended December 31, 2016, as compared to 2015:

•Consolidated net income increased to $14.4 million as compared to $5.8 million;
•Basic earnings per share of Class A common stock (“EPS”) for the year was $1.16 as compared to $0.30;
•Net new home orders increased 8.5% to 933;
•Backlog value increased 37.6% to $149.6 million;
•Home deliveries increased 17.0% to 820;
•Average sales price ("ASP") of a home closed increased 16.4% to $419,000 per home;
•Homebuilding revenue increased by $91.3 million, or 36.2%, to $343.9 million;
•Consolidated gross margin decreased by 0.9% or 90 basis points to 17.6%;
•Homebuilding gross margin increased by 50 basis points to 18.3%;
•As a percentage of total revenue, sales and marketing expenses decreased to 5.5% from 6.8%; and

•	As a percentage of total revenue, general and administrative ("G&A") expenses decreased to 8.3% from 9.6%

For the quarter ended December 31, 2016, as compared to the same period during 2015:

•Consolidated net income increased to $9.3 million as compared to $7.6 million;
•Basic EPS for the quarter was $0.90 as compared to $0.40;
•Net new home orders increased 26.1% to 232;
•Home deliveries increased 15.2% to 257;
•ASP of a home closed increased 1.8% to $406,000 per home;
•Homebuilding revenue increased by $15.5 million, or 17.5%, to $104.4 million;
•Consolidated gross margin decreased by 1.1% or 110 basis points to 18.5%;
•Homebuilding gross margin increased by 60 basis points to 18.6%;
•As a percentage of total revenue, sales and marketing expenses increased to 5.4% from 5.3%; and
•As a percentage of total revenue, G&A expenses increased to 9.6% from 7.1%

During the year ended December 31, 2016, our homebuilding revenues increased by $91.3 million, or 36.2%, to $343.9 million, as compared to $252.6 million for the year ended December 31, 2015. The growth in homebuilding revenue was primarily due to the 17.0% increase in homes delivered and the 16.4% increase in ASP of homes delivered during the year ended December 31, 2016 as compared to during the year ended December 31, 2015. Homes delivered during the year ended December 31, 2016 increased to 820 homes delivered during the year ended December 31, 2016 as compared to 701 homes delivered for year ended December 31, 2015. The ASP of homes delivered increased to $419,000 during the year ended December 31, 2016 as compared to $360,000 during the year ended December 31, 2015.

As a result of strong market demand, we have been able to reduce our use of sales incentives.  For the year ended December 31, 2016, sales incentives accounted for 2.1% of revenues down from 2.6% for the year ended December 31, 2015.  The most significant decline in the use of sales incentives was in our Central Valley, Tennessee, the Pacific Northwest and North Carolina divisions, partially offset by increases in our South Carolina, and Southern California divisions.  The Bay Area division remained relatively flat, with only a small increase.  The major driver of reduced sales incentives is strong consumer demand. Sales incentives are used when opening new communities to spur initial sales activity or when consumer demand has not been as strong as expected. In the case of South Carolina, we opened a new community and a new product line in an existing community spurring slightly higher sales incentives. In the case of Southern California, our sales pace slowed and we used sales incentives to regain sales pace. Sales incentives are a reduction to revenue as we record sales incentives as a reduction in the sales price of a home.

Our land development segment revenues, given our opportunistic strategy towards this business segment, decreased by $15.7 million, or 74.2%, to $5.4 million during the year ended December 31, 2016, as compared to $21.1 million during the year ended December 31, 2015. We regularly analyze the highest and best use of each of our land holdings. In 2016, we determined that there were not the opportunities to sell land at margins that justified foregoing the margins available from building homes through our homebuilding operations, Benchmark Communities as compared to 2015.

Other income generated during the year ended December 31, 2015 of $5.1 million was from our construction management services provided to property owners primarily under “cost plus fee” contracts in Hilton Head, South Carolina. We acquired this business as a result of the Citizens Acquisition. The business was subsequently sold in the fourth quarter of 2015 and therefore, other revenues from construction management services were not generated during the year ended December 31, 2016.

Consolidated net income was $14.4 million during the year ended December 31, 2016, as compared to $5.8 million during the year ended December 31, 2015. The increase of $8.7 million in net income from the prior year was due mainly to an increase in home deliveries during the year ended December 31, 2016 that drove homebuilding revenue growth to $343.9 million from $252.6 million for the year ended December 31, 2015. The increase in consolidated net income in 2016 over 2015 was also driven by the removal of our valuation allowance on our deferred tax assets in the amount of $5.5 million. The increase in consolidated net income was partially offset by a decrease in our land sales gross margin to a loss of $1.3 million in 2016 as compared to a profit of $5.8 million in 2015.

Furthermore, our net income in 2016 was positively impacted by our ability to increase revenue while maintaining sales and marketing and general and administration expenses ("SG&A"), which improved by 15.2%, to 13.9% of revenue during the year ended December 31, 2016 from 16.4% of revenue during the year ended December 31, 2015. The combination of increasing unit deliveries and revenue throughout the year with a focus on managing our SG&A expenses reduced our operating expenses as a percentage of revenue.
We continued to focus our efforts on allocating capital in order to enhance our return metrics. Each new opportunity is evaluated on its ability to meet our risk-adjusted return thresholds. We require higher returns when we take additional risk by entitling and developing land, while we will accept slightly lower returns when we are purchasing finished lots on an option basis. Our focus is on return metrics including internal rate of return, return on assets, return on equity and return on invested capital.
Once underway, our focus is on effectively managing our existing communities, inventory and absorption pace in order to seek improved gross margins. Our approach is proactive and focused on identifying operational efficiencies across all of our operations, including our corporate office.
Backlog consists of homes under contract that have not yet been delivered. Our backlog value as of December 31, 2016 was $149.6 million, representing approximately a $40.9 million increase, or 37.6%, as compared to our December 31, 2015 backlog of $108.8 million. The increase in backlog value was primarily due to strong new orders growth for the year ended December 31, 2016 as compared to 2015 when new orders increased 8.5% on a year-over-year basis. The number of homes in backlog increased by 113 homes, representing 45.4%, as of December 31, 2016, as compared to 249 homes in backlog as of December 31, 2015. The ASP of each home in backlog decreased by 5.5% to $413,000 as of December 31, 2016 from $437,000 as of December 31, 2015 as a result of product and geographic mix.

As of December 31, 2016, we had $40.9 million of cash and cash equivalents, excluding restricted cash, on hand. We had outstanding debt of $161.0 million and equity of $226.9 million. As a result, our Debt-to-Capital and Net Debt-to-Capital was 41.5% and 37.3%, respectively. Our Net Debt-to-Capital is a non-GAAP financial measure. See “Liquidity and Capital Resources-Debt-to-

Capital and Net Debt-to-Capital Ratios” below for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.

We are focused on finding the proper balance between maintaining adequate land positions to provide for continued growth and prudently managing our balance sheet. In 2016, land investment opportunities that met our underwriting criteria were such that our total lots owned and controlled increased by 760 lots. As of December 31, 2016, we owned or controlled a total of 6,638 residential lots, representing an 8.1 year supply based on our delivery of 820 homes for the year ended December 31, 2016. We owned or controlled 4,075 lots in our West operating segment and 2,563 lots in our Southeast operating segment.

As of December 31, 2016, we had 521 homes in inventory. Excluding model homes, we had 395 homes under construction and 60 completed homes as shown in the charts below:

Our Business Environment and Current Outlook

During the year ended December 31, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates, employment growth and rising consumer confidence. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets.

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

Our operations for the year ended December 31, 2016 reflect our continued focus on a number of initiatives, including growing our homebuilding operations and revenues (by seeking increased home sales at our existing communities), improving our gross margin percentage, improving our operating efficiency (by seeking to reduce non-revenue-related expenses as a percentage of revenue), and managing our balance sheet (by maintaining appropriate cash balances, real estate inventories and leverage).

We believe that our land position in markets where the approval process for land development and home construction is stringent and time consuming gives us a competitive advantage. We believe that by serving diverse market segments, including first-time, move-up, empty-nester, active-adult and second-home buyers, mitigates the risk associated with any one market segment. We also believe that we operate in geographic markets that currently have strong housing fundamentals. These markets include the San Francisco Bay area, San Jose and the South Bay, Monterey, greater Los Angeles and the Central Valley areas of California, Seattle, Washington, Charlotte, North Carolina, Myrtle Beach, South Carolina and Nashville, Tennessee.

During 2017, we intend to seek revenue growth and increased productivity from our homebuilding operations in both our West and Southeast operating segments, with significant focus on our Southeast operating divisions as well as our Pacific Northwest division as we work to more fully leverage our operating expense investment. We also intend to continue our strategy of selectively buying and selling land when we believe that it is opportunistic to do so. We also intend to seek additional regional and corporate-level operating efficiencies. Additionally, we intend to maintain appropriate cash balances and liquidity in order to meet our obligations and provide growth capital for our operations.

RESULTS OF OPERATIONS

Consolidated Financial Data - For the Years Ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
(In thousands)	2016	2015	2014
Revenue:
Homebuilding	$343,919	$252,597	$155,417
Land development	5,449	21,134	32,513
Other	—	5,060	3,253
Total revenue	349,368	278,791	191,183
Cost of sales:
Homebuilding	280,614	206,747	129,577
Land development	4,637	15,291	25,466
Other	—	4,363	2,828
Impairment on real estate	2,589	923	—
Gross margin	61,528	51,467	33,312
Expenses:
Sales and marketing	19,257	18,943	13,748
General and administrative	29,161	26,878	27,406
Goodwill impairment	4,223	—	—
Total expenses	52,641	45,821	41,154
Income (loss) from operations	8,887	5,646	(7,842)
Other income	276	206	121
Net income (loss) before tax	$9,163	$5,852	$(7,721)
Benefit (provision) for income taxes	5,285	(69)	—
Net income (loss)	$14,448	$5,783	$(7,721)

Non-GAAP Financial Measures

In addition to results reported in accordance with GAAP, we have provided information in this report derived from our consolidated financial statements but not prepared in accordance with GAAP. These are considered non-GAAP financial measures and should be construed as supplemental information along with our financial statements prepared in accordance with GAAP. Specifically, we refer to the following non-GAAP financial measures in various sections of this report:

•Adjusted gross margin; and
•Net debt-to-capital ratio

Our reasons for the use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measure calculated and presented in accordance with GAAP are included below in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Select Operating Metrics - For the Years Ended December 31, 2016, 2015 and 2014

Net New Home Orders and Cancellation Rate

(1)    “Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.
(2)    “Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

Net new home orders during the year ended December 31, 2016 increased by 73 homes, or 8.5%, as compared to 2015. In our West operating segment, net new orders grew 20.1% primarily in our Bay Area division during the year ended December 31, 2016. This growth in our Bay Area division was a result of strong demand coupled with an increase in active selling communities in our Bay Area division to nine from six active selling communities during the years ended December 31, 2016 compared to 2015. Net new home orders in our West operating segment also increased in our Central Valley division during the year ended December 31, 2016. Our West operating segment continues to experience strong demand that is exceeding building capacity in many communities. As a result, we continue to limit sales to approximately a six-month supply of backlog. Our Southeast operating segment experienced a decline of 12.8% during the year ended December 31, 2016 in net new home orders across all divisions. During the year ended December 31, 2016, net new order activity in our Southeast operating segment was adversely impacted by weather that delayed community openings, the abandonment of a number of land positions that did not meet our underwriting criteria that resulted in a lack of available lots to build upon in Charlotte and Nashville. We intend to seek additional land purchases in our Southeast operating segment in 2017 to provide adequate land to increase new order activity.

For the year ended December 31, 2015, net new home orders increased by 387 homes, or 81.8%, as compared to 2014. Our West and Southeast operating segments grew 69.0% and 111.1%, respectively, during the year ended December 31, 2015 as compared to 2014. Our West operating segment continued to experience strong demand that exceeded building capacity in many communities. As a result, sales were limited to approximately a six-month supply of backlog. The increase in average number of active selling communities during the year ended December 31, 2015 accounted for 95.3% of the growth in net new orders. In addition, improvement in our absorption per community per month accounted for 4.7% of the increase in net new orders during the year ended December 31, 2015.

Active Selling Communities and Absorption

(1)    “Average Active Selling Communities” refers to the average number of open selling communities at the end of each month during the period.
(2)    “Active Selling Communities” consists of those communities where we have more than 15 or more homes remaining to deliver.
(3)    “Absorption per Community” refers to the number of net new home orders sold per month in each active selling community for the period.

The number of average active selling communities for the year ended December 31, 2016 remained constant as compared to 2015. During the year ended December 31, 2016, we closed-out ten communities, five in our Central Valley division, two in our Tennessee division and one in each of our SF Bay, Washington and South Carolina divisions. During the year ended December 31, 2016 we opened ten new communities, four in our SF Bay division, three in our Central Valley division and one in each of our North Carolina, South Carolina and Tennessee divisions.

For the year ended December 31, 2015, the number of average active selling communities increased by 12 communities, or 75.0%, as compared to 2014.

For both years ended December 31, 2016 and 2015, we had 18 average active selling communities located in our West operating segment and 10 in our Southeast operating segment.

Absorption per community per month during the year ended December 31, 2016 increased by 0.2 homes per community per month as compared to 2015. This was primarily due to growth in absorption in our West and Southeast operating segments to 3.1 and 2.2 homes per community per month, respectively, during the year ended December 31, 2016 as compared to 2.6 and 2.5 homes per community per month in 2015.

Backlog - As of December 31, 2016, 2015 and 2014

Our backlog value as of December 31, 2016 represented an increase of approximately $40.9 million, or 37.6%, as compared to our backlog value as of December 31, 2015. The increase as of December 31, 2016 was due to an increase of 113 unit homes in backlog, partially offset by a decrease of $24,000 in the ASP of homes in backlog as of December 31, 2016, as compared to 2015. The increase in the number of homes in backlog was a result of an increase of 72 homes in backlog in our West operating segment and an increase of 41 homes in backlog in our Southeast operating segment as of December 31, 2016, as compared to December 31, 2015.

As of December 31, 2015, our backlog value increased by $76.3 million as compared to 2014. The increase as of December 31, 2015 as compared to 2014 was related to the increase in net new orders resulting in an increase of 158 homes in backlog, and an $80,000 increase in ASP of homes in backlog. The change in backlog was attributable to a greater number of homes from the higher cost markets in the West homebuilding reporting segment.

The mix of homes in backlog between our two operating segments changed as of December 31, 2016 as compared to 2015 and 2014 (as shown in the charts below):

Percentage of Homes in Backlog by Segment

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

Owned and Controlled Lots - As of December 31, 2016, 2015 and 2014

We owned or controlled, pursuant to purchase or option contracts, the number of lots set forth in the graphs below:

As of December 31, 2016, our total lots owned and controlled increased by 760 lots since December 31, 2015. Total owned decreased by 720 lots and total controlled increased by 1,480 lots. On a segment basis, our West operating segment decreased by 209 lots and our Southeast operating segments increased by 969 lots.

Of the 6,638 owned and controlled lots as of December 31, 2016, 1,048 lots were finished, 1,083 lots were under development, 3,747 lots were approved with primary entitlements and 760 lots were unentitled, of which 635 of the unentitled lots are under our control while we process entitlements. This increase in the number of controlled lots reflects our strategy of seeking to increase deliveries in our three Southeast divisions and the Pacific Northwest division in order to more fully leverage our operating expense investment. The decrease in owned lots during 2016 reflects our focus on managing our existing inventory across our geographies with a focus on improving our return metrics. On a segmented basis, our West operating segment decreased the number of owned lots by 664 and our Southeast operating segment decreased the number of owned lots by 56. Our West operating segment increased the number of controlled lots by 455 and our Southeast operating segments increased the number of controlled lots by 1,025.

As of December 31, 2015, our total lots owned and controlled decreased by 490 lots since December 31, 2014. Total owned decreased by 692 lots and total controlled increased by 202 lots. On a segment basis, our West operating segment decreased by 595 lots and our Southeast operating segment increased by 105 lots.

Of the 5,878 owned and controlled lots as of December 31, 2015, 1,064 lots were finished, 3,973 lots were approved with primary entitlements and 841 lots were unentitled. Our controlled lot inventory of 1,127 consisted of five new projects as of December 31, 2015.

As of December 31, 2014, our lots owned and controlled totaled 6,368 lots. Southeast projects were added during 2014 as part of our Citizens Acquisition which added 113 owned and 445 controlled lots to our owned and controlled lot portfolio. Additionally, 1,300 lots were added to our owned portfolio, most of which were purchased from our controlled lots as of December 31, 2013. Moreover, as of December 31, 2014, our controlled lot inventory of 925 consisted of five new projects.

Of our 6,368 owned and controlled lots as of December 31, 2014, 1,382 lots were finished, 4,707 lots were approved with primary entitlements and 279 lots were unentitled.

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

For the year ended December 31, 2016, total revenue increased by $70.6 million, or 25.3%, as compared to 2015. The increase in total revenue was the result of an increase of 119 homes in home deliveries, an increase of $48.4 million in the ASP of homes delivered during the 2016 period, partially offset with a decrease in land development revenue, as compared to 2015.

Total revenue for the year ended December 31, 2015 increased by $87.6 million, or 45.8%, as compared to 2014. The increase in revenue during 2015 was primarily the result of an increase in home deliveries, attributable to several factors, including an increase in sales absorption per community. These factors were favorably impacted during 2015, in part, by a continued housing recovery in the majority of our markets, which contributed to increased demand for homes by home-buyers and our ability to open new communities. The increase in total revenue was moderated by a decrease in land development revenue, as more fully described below.

Homebuilding revenue for the year ended December 31, 2016 increased by $91.3 million, or 36.2%, as compared to 2015. The increase was primarily the result of a 17.0% increase in home deliveries and a 16.4% increase in the ASP of homes delivered to $419,000 during the 2016 period, as compared to 2015. Of this revenue increase, $48.4 million was related to the increase in ASP and $42.9 million was related to the increase in the number of homes delivered. The increase in the ASP during the 2016 period was primarily the result of an increase in the number of homes delivered in our West operating segment, which accounted for 72.7% of deliveries, or a 38.0% increase, during the year ended December 31, 2016, as compared to 2015.

For the year ended December 31, 2015, homebuilding revenue increased by $97.2 million, or 62.5%, as compared to 2014. This was primarily the result of a 62.3% increase in the number of homes delivered in 2015, as compared to 2014. The increase in number of homes delivered was mainly caused by a 75.0% increase in the number of average active selling communities in 2015 as compared to 2014. The ASP of a delivered home remained relatively constant at approximately $360,000 during 2015 and 2014, primarily due to the similar regional mix of homes sold.

Land development revenue for the year ended December 31, 2016 decreased by $15.7 million, or 74.2%, as compared to 2015. During the year ended December 31, 2016, land development revenue consisted of the sale of 65 lots in our Sundance community for $3.9 million, as previously impaired and disclosed during the year. The remaining land development revenue during the year ended December 31, 2016 was related to the sale of two parcels of land in Fresno, California, for $1.5 million. The fluctuation in land development revenues from year to year, and quarter to quarter is consistent with our stated strategy of opportunistically selling land depending on a number of factors, including risk adjusted return metrics, opportunity costs, and local market dynamics.

For the year ended December 31, 2015, land development revenue decreased by $11.4 million, or 35.0%, as compared to 2014. This was primarily the result of a $27,000 decrease in the price per lot, or 29.2%, during 2015, as compared to 2014. Of the $11.4 million decrease in land development revenue, approximately $8.1 million was due to the decrease in pricing and $5.0 million was due to the decrease in number of lots sold, partially offset by $1.6 million of previously deferred revenue, recognized in 2015 as a result of partially satisfying certain performance obligations related to a land sale. The lots sold during 2015 were a mix of improved and unimproved parcels primarily in our Western land development segment within the Washington Puget Sound, Central Valley and Southern California areas, and our Southeast land development segment within North Carolina.

Other revenue for the year ended December 31, 2016 was zero and approximately $5.1 million and $3.3 million for years ended December 31, 2015 and 2014, respectively.

Other revenue during 2015 and 2014 was related to construction management services provided to third-party property owners primarily under “cost plus fee” contracts, which was conducted in our Southeast operations. We sold this business in the fourth quarter of 2015, and we no longer provide construction management services to third parties.

Cost of Sales

Cost of sales in our homebuilding segment for the year ended December 31, 2016 increased $73.9 million, or 35.7%, as compared to 2015. Of this increase, $35.3 million was due to the increase in the number of homes delivered, and $38.1 million was due to the increase in the ASP and therefore cost per home sold during 2016. In addition, we recognized real estate impairment charges on home inventory of $0.5 million resulting from $0.2 million that occurred during the third quarter of 2016 related to the remaining four completed homes available for sale in our Heathers at Westport community, and an additional $0.3 million that occurred during the second quarter of 2016 related to homes under construction at our Sundance community.

For the year ended December 31, 2015, the cost of sales for our homebuilding segment increased $78.1 million, or 59.6%, as compared to 2014. The increase was primarily due to the increase in the number of homes delivered, partially offset by the decrease in the average cost per home sold during 2015. In addition, we recorded real estate impairment charges of $0.9 million during the year ended December 31, 2015 on our real estate inventory at River Run, located in Bakersfield, California.

Cost of sales in our land development segment for the year ended December 31, 2016 decreased $10.7 million, or 69.7%, as compared to 2015. The was primarily due to a decrease in both the number of lots sold and the average cost per lot sold in 2016 as compared to 2015. In addition, during the year ended December 31, 2016 we recognized $2.1 million of real estate impairment loss on land inventory at our Sundance community for the 65 lots that were under contract for sale, which closed in 2016. Abandonment charges during 2016 were $0.5 million.

For the year ended December 31, 2015, the cost of sales for our land development segment decreased $10.2 million, or 40.0%, as compared to 2014. The decrease was primarily due to a decrease in both the number of lots sold and the average cost per home sold during 2015 as compared to 2014. For the year ended December 31, 2015, there were no real estate impairment charges to land inventory. Abandonment charges during 2015 were $0.2 million.

We continuously evaluate our real estate inventories for impairment when conditions exist suggesting that the carrying amount of real estate inventories is not fully recoverable and may exceed its fair value. Given the real estate impairment charge at our Heathers at Westport community, we are closely monitoring the potential future impairment on real estate inventories we have acquired through the Citizens Acquisition, specifically in our North Carolina division.

Non-GAAP Financial Measure

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

Gross Margin (“GM”) and Adjusted Gross Margin (“Adjusted GM”)

Homebuilding gross margin percentage during the year ended December 31, 2016, increased 0.5%, as compared to 2015. The increase in homebuilding gross margin during 2016 was primarily due to: (1) our ability to move sales prices higher coupled with our ability to contain the impact of increasing labor and material costs, and (2) the continued shift to more profitable pre-sales homes while reducing the number of sales of unsold homes. The increase in gross margin percentage in 2016 over 2015 was also partially impacted by a reduction in homebuilding impairments in 2016 as compared to 2015. In 2016, we incurred impairment of home inventory of $0.5 million as compared to $0.9 million in 2015.

For the year ended December 31, 2015, our homebuilding gross margin percentage increased 1.2%, as compared to 2014. In addition, we drove efficiency in our purchasing and field operations coupled with a focus on cost management and gaining additional incremental revenue from pre-sales, reducing the number of sales of unsold homes, increasing lot premiums where appropriate and more deliberate offerings of upgrades.

Land development gross margin percentage during the year ended December 31, 2016 decreased 51.8%, as compared to 2015, primarily due to $2.1 million in real estate impairment charges during 2016 coupled with a reduction in land development revenue and a decision to abandon a number of land acquisition opportunities resulting in $0.5 million in abandonment charges. The real estate impairment charges of $2.1 million during 2016 was related to a proposed land sale at Sundance, which closed during 2016.

For the year ended December 31, 2015, our land development gross margin percentage increased 5.9%, as compared to 2014, primarily attributable to a lower cost basis of the lots sold during 2015 relative to the sale price as compared to 2014.

The following table provides a reconciliation of adjusted gross margin information to gross margin information the most comparable GAAP financial measure:

	Year Ended December 31,
(Dollars in thousands)	2016	%	2015	%	2014	%
Consolidated Gross Margin & Adjusted Gross Margin
Revenue	$349,368	100.0%	$278,791	100.0%	$191,183	100.0%
Cost of sales	287,840	82.4%	227,324	81.5%	157,871	82.6%
Gross margin	61,528	17.6%	51,467	18.5%	33,312	17.4%
Add: interest in cost of sales	8,118	2.3%	5,592	2.0%	2,792	1.5%
Add: impairment and abandonment charges	3,112	0.9%	1,075	0.4%	173	0.1%
Adjusted gross margin(1)	$72,758	20.8%	$58,134	20.9%	$36,277	19.0%
Consolidated gross margin percentage	17.6%		18.5%		17.4%
Consolidated adjusted gross margin percentage(1)	20.8%		20.9%		19.0%

Homebuilding Gross Margin & Adjusted Gross Margin
Homebuilding revenue	$343,919	100.0%	$252,597	100.0%	$155,417	100.0%
Cost of home sales	281,072	81.7%	207,670	82.2%	129,577	83.4%
Homebuilding gross margin	62,847	18.3%	44,927	17.8%	25,840	16.6%
Add: interest in cost of home sales	7,737	2.2%	5,275	2.1%	2,789	1.8%
Add: impairment and abandonment charges	458	0.1%	1,042	0.4%	—	—%
Adjusted homebuilding gross margin(1)	$71,042	20.7%	$51,244	20.3%	$28,629	18.4%
Homebuilding gross margin percentage	18.3%		17.8%		16.6%
Adjusted homebuilding gross margin percentage(1)	20.7%		20.3%		18.4%

Land Development Gross Margin & Adjusted Gross Margin
Land development revenue	$5,449	100.0%	$21,134	100.0%	$32,513	100.0%
Cost of land development sales	6,768	124.2%	15,291	72.4%	25,466	78.3%
Land development gross margin	(1,319)	(24.2)%	5,843	27.6%	7,047	21.7%
Add: interest in cost of land development	381	7.0%	317	1.5%	3	—%
Add: impairment and abandonment charges	2,654	48.7%	33	0.2%	173	0.5%
Adjusted land development gross margin(1)	$1,716	31.5%	$6,193	29.3%	$7,223	22.2%
Land development gross margin percentage	(24.2)%		27.6%		21.7%
Adjusted land development gross margin percentage(1)	31.5%		29.3%		22.2%

Other Revenue Gross and Adjusted Margin
Other revenue	—	—%	$5,060	100.0%	$3,253	100.0%
Cost of revenue	—	—%	4,363	86.2%	2,828	86.9%
Other revenue gross margin	—	—%	$697	13.8%	$425	13.1%
Other revenue gross margin percentage	—%		13.8%		13.1%

*	Percentages may not add due to rounding.

(1)	Adjusted gross margin, adjusted homebuilding gross margin and adjusted land development gross margin are non-GAAP financial measures.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

As a percentage of total revenue
	Year ended December 31,
	2016	2015	2014
Sales and marketing	5.5%	6.8%	7.2%
G&A	8.3%	9.6%	14.3%
Total SG&A	13.9%	16.4%	21.5%

* Percentages may not add due to rounding.

Sales and marketing expense for the year ended December 31, 2016 increased approximately $0.3 million, or 1.7%, as compared to 2015. The increase in sales and marketing expense was primarily attributable to the 17.0% increase in the number of homes delivered and the associated commission and closing cost expenses on these deliveries partially offset by a decrease in spending on marketing costs given strong demand, most notably in our West operating segment. As a percentage of total revenue, sales and marketing expenses decreased primarily due to the 25.3% increase in total revenue and a decrease in fixed sales and marketing expenses, during the year ended December 31, 2016, as compared to 2015.

For the year ended December 31, 2015, sales and marketing expense increased approximately $5.2 million, or 37.8%, as compared to 2014. The increase was primarily attributable to the 62.3% increase in the number of homes delivered and accounting for outside realtor commissions and closing related costs as a sales and marketing expense. In addition, the 75.0% increase in the number of average active selling communities led to an increase in the headcount of on-site sales professionals, the number of model homes and associated expenses as well as our marketing efforts to introduce our new communities.

G&A expenses for the for the year ended December 31, 2016 increased by approximately $2.3 million, or 8.5%, as compared to 2015. The primary reason for the increase in G&A expense during 2016 was the result of costs associated with a withdrawn notes offering of $1.3 million, an increase in compensation expense (largely due to severance costs of $1.4 million) and an increase in bonus expense for executive, divisional and corporate personnel (as a result of greater profitability), partially offset by a $2.3 million reduction in contingent consideration associated with the Citizens Acquisition. As a percentage of revenue, G&A expenses decreased to 8.3% primarily due to revenue growth and our continued focus on managing G&A expenses tightly.

For the year ended December 31, 2015, G&A expenses decreased approximately $0.5 million, or 1.9%, as compared to 2014. The reduction in G&A expenses during 2015 was achieved by reducing our stock-based compensation expense, converting temporary staff to full time employees and reducing the fees paid under the Transitional Services Agreement which was completed on July 31, 2015.

Other Income

Other income during the year ended December 31, 2016 increased by approximately $70,000, or 34.0%, as compared to 2015. For the year ended December 31, 2015, other income increased by approximately $85,000, or 70.2%, as compared to 2014.

Provision for Income Taxes

During the year ended December 31, 2016, we recorded a benefit from income taxes in the amount of $5.3 million. This was a result of recording $0.2 million for federal and state income taxes and the removal of the Company’s valuation allowance on its deferred tax asset as of December 31, 2016 of $5.5 million. See Note 14, “Income Taxes,” and Note 15, “Deferred Tax Asset Valuation Allowance" to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of income tax benefit and our deferred tax asset and valuation allowance.

For the year ended December 31, 2015, we reported a consolidated pre-tax book income of $5.9 million and reported minimum tax for the year of $69,000. While we recorded a tax deferred asset, we also recorded a full valuation allowance against the deferred tax asset. The full valuation allowance resulted after the Company considered whether it is more likely than not that any deferred income tax asset will be realized. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience, expectations of future transactions, the carry-forward periods available and availability of tax planning strategies. The deferred tax asset valuation allowance as of December 31, 2015 was $7.6 million.

For the year ended December 31, 2014, the deferred tax asset valuation allowance was $8.6 million, and no provision for income taxes was recorded.

See Note 2, “Summary of Significant Accounting Policies--Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of income taxes.

Net Income or Loss and Income or Loss per Share of Class A Common Stock

Our net income (or loss) and earnings (or loss) per share of Class A common stock for the years ended December 31, 2016, 2015 and 2014 were as follows:

As a result of the foregoing factors, our net income for the year ended December 31, 2016 increased $8.7 million, as compared to 2015. The net income attributable to UCP, Inc. for the year ended December 31, 2016 was $9.2 million, as compared to net income of $2.4 million and net loss of $5.0 million for the years ended December 31, 2015 and 2014, respectively.

EPS of UCP, Inc. Class A common stock for the year ended December 31, 2016 was $1.16 per basic and $1.15 per diluted share, as compared to a positive $0.30 and negative $0.63 per basic share and per diluted share for the years ended December 31, 2015 and 2014, respectively.

REPORTING SEGMENTS

The Company periodically evaluates its homebuilding and land development operations in an effort to allocate resources properly. Based on this evaluation, the Company has classified its operating activities into two operating segments, West and Southeast, and two reportable segments, Homebuilding and Land development. See Note 12, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this annual report Form 10-K. The following table presents financial information related to our homebuilding and land development reporting segments for the periods indicated:

	For Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$289,037	$54,392	18.8%	$191,884	$35,666	18.6%	$128,334	$21,858	17.0%
Southeast	54,882	8,455	15.4%	60,713	9,261	15.3%	27,083	3,982	14.7%
Total homebuilding	343,919	62,847	18.3%	252,597	44,927	17.8%	155,417	25,840	16.6%
Land development
West	5,449	(930)	(17.1)%	21,074	5,853	27.8%	32,513	7,047	21.7%
Southeast	—	(389)	—%	60	(10)	(16.7)%	—	—	—%
Total land development	5,449	(1,319)	(24.2)%	21,134	5,843	27.6%	32,513	7,047	21.7%
Other (a)	—	—	—%	5,060	697	13.8%	3,253	425	13.1%
Total	$349,368	$61,528	17.6%	$278,791	$51,467	18.5%	$191,183	$33,312	17.4%

(a)
Other includes revenues from construction management services the Company acquired as part of the Citizens Acquisition and are not attributable to the homebuilding or land development operations. The business was sold in the fourth quarter of 2015, and the Company no longer provides construction management services to third parties.

As previously discussed, the lower gross margin in our West land development segment for the year ended December 31, 2016 was the result of the Sundance land sale in Bakersfield, California. The 65 lots at Sundance were previously impaired and written down to fair value during the year ended December 31, 2016 and subsequently sold in 2016. As a result, the gross margin recorded related to this sale was minimal.

Homebuilding Operations

The following charts and tables present information concerning homes delivered, ASP and revenue for our homebuilding operations by our West and Southeast operating segments for the years ended December 31, 2016, 2015 and 2014:

The increase in the ASP of a home delivered in our West operating segment for the year ended December 31, 2016 was largely a result of product mix with more expensive homes providing a higher percentage of home closings during this period.

For the Year Ended December 31, 2016
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$289,037	84.0%	596	72.7%	$485
Southeast	54,882	16.0%	224	27.3%	245
Total	$343,919	100.0%	820	100.0%	$419

For the Year Ended December 31, 2015
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$191,884	76.0%	432	61.6%	$444
Southeast	60,713	24.0%	269	38.4%	226
Total	$252,597	100.0%	701	100.0%	$360

For the Year Ended December 31, 2014
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$128,334	82.6%	309	71.5%	$415
Southeast	27,083	17.4%	123	28.5%	220
Total	$155,417	100.0%	432	100.0%	$360

For the years ended December 31, 2016, 2015 and 2014, our West operating segment accounted for a majority of the percentage of homes closed. For the year ended December 31, 2016, the increase in the percentage of homes closed in the West operating segment reflects strong demand in our West operating segment throughout 2016 coupled with delays in opening new communities as a result of wet weather that delayed land development efforts in our Southeast operating segment during late 2015 and continued into 2016.

Land Development Operations

The following charts and table present information concerning revenues and lots sold for our land development operations by our West and Southeast operating segments:

	For Years Ended December 31,
	2016		2015		2014
Segment	Land Development Revenue (in thousands)	Lots Sold	Land Development Revenue (in thousands)	Lots Sold	Land Development Revenue (in thousands)	Lots Sold
West	$5,449	66	$21,074	294	$32,513	348
Southeast	—	—	60	1	—	—
Total	$5,449	66	$21,134	295	$32,513	348

For the years ended December 31, 2016, 2015 and 2014, our West operating segment accounted for a majority of the lots sold.

CRITICAL ACCOUNTING POLICIES

The estimates, assumptions and judgments involved in the accounting policies below have the greatest potential impact on our financial statements. Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the consolidated financial statements:

•Segment Reporting
•Capitalization of Interest
•Real Estate Inventories and Cost of Sales
•Impairment and Abandonment of Real Estate Inventories
•Impairment of Goodwill
•Homebuilding, Land Development Sales and Other Revenues Profit Recognition
•Warranty Reserves
•Income Taxes
•Noncontrolling Interest

For our fully described critical accounting policies, see Note 2, "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, "Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of certain recent accounting pronouncements on our accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of capital for the years ended December 31, 2016, 2015 and 2014 are funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity are cash on hand, cash provided by operations and cash provided by financing activities (such as acquisition, development and construction financing). As of December 31, 2016, we had approximately $42.5 million of cash and cash equivalents, which includes $1.5 million of restricted cash. We also had available borrowing capacity on our acquisition, development and construction financing of $77.2 million, of which $10.6 million was immediately available and the remaining balance is available to fund project specific development activities as those progress during 2017.

Our 2017 Senior Notes with $75 million in principal outstanding mature in October of 2017, and an additional $45 million in acquisition, development and construction (ADC) loans are also set to mature in the ordinary course of business. With respect to the $45 million in ADC loans maturing in 2017, these loans are project specific loans and are scheduled to mature in the ordinary course of closing out of the sales phase for each of these projects and we anticipate the sales proceeds from the designated home closings will provide a more than adequate source of cash for the repayment of these loans. For the 2017 Senior Notes we have various alternatives to meet this obligation when it comes due in October 2017. We believe that we currently have sufficient capital resources to fund our operations for at least the next twelve months including the repayment of this debt obligation when it matures. The sources include available cash, available borrowing capacity and cash being generated from our backlog of home sales. As part of this consideration, we generally have the ability to defer future investment activity, such as acquiring and developing land, or building additional homes for sale where borrowing capacity is currently not available.

We also believe that we access to new sources of capital, as needed, to fund further investment in our business for land acquisitions and new development activities. As of December 31, 2016, our Debt to Total Capital and Net Debt to Total Capital, was 41.5% and 37.3%, respectively, providing us with significant financial flexibility. We recently demonstrated our ability to obtain financing on our portfolio of projects when we put a new $25 million borrowing base credit facility in place with a large regional commercial bank during the fourth quarter of 2016. As a result of this facility we are able to reduce our borrowing costs, fees associated with the facility and our administrative costs as compared to our existing project level loans. As of December 31, 2016 we had drawn $10.5 million on this new facility leaving $14.5 million in available borrowing capacity. With unlevered real estate development inventory of $194.9 million as of December 31, 2016, we expect to continue to put in place similar new borrowing based credit facilities so that we can provide funds to support future project developments.

Long-term Funding Strategy

Our funding strategy contemplates the use of debt and the reinvestment of cash from operations. We generally attempt to match the duration of our real estate assets with the duration of the capital that finances each real estate asset. We generally look to finance our homes under construction, which have a short duration, with a combination of long-term capital (equity and long-term debt) and short-term bank financing. We generally look to finance our finished lots that will be put in production within one year, and therefore have a short duration, with a combination of long-term capital (equity and long-term debt) and short-term bank financing. We generally look to finance our assets with a long duration, such as land held for future development or finished lots that will not be put into production for more than one year, with long-term capital (equity and long-term debt).

For the foreseeable future, we expect our principal uses of cash to be similar to what they have been in the past. We anticipate funding future capital requirements in a manner similar to our historical funding. For a description of our outstanding indebtedness as of December 31, 2016, see Note 8, “Notes Payable and Senior Notes, net” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Senior Notes

The 2017 Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”) and are guaranteed on an unsecured senior basis by each of our subsidiaries (the “Subsidiary Guarantors”). The 2017 Notes and the guarantees are the Company’s, and the Subsidiary Guarantors’, senior unsecured obligations and rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to all of our and the Subsidiary Guarantors’ future subordinated debt. The 2017 Notes and the guarantees are effectively subordinated to any of our and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.

We may redeem the 2017 Notes, in whole but not in part, at any time at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. The make-whole premium is approximately $531,000 per month for each month that we pre-pay the 2017 Notes in advance. Upon the occurrence of a change of control, we must offer to repurchase the 2017 Notes for cash at a price equal to 101% of the principal amount of the 2017 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. Under the Indenture, a “change of control” generally means (i) any person or group of related persons acquires more than 35% of our voting stock or (ii) we transfer all or substantially all of our consolidated assets to any person or group of related persons, in each case other than PICO and its affiliates.

The Indenture provides for customary “events of default” which could cause, or permit, the acceleration of the 2017 Notes. Such events of default include: (i) a default in any payment of principal or interest on the 2017 Notes; (ii) failure to comply with certain covenants contained in the Indenture; (iii) defaults under certain other indebtedness or the acceleration of certain other indebtedness prior to maturity; (iv) the failure to pay certain final judgments; and (vi) certain events of bankruptcy or insolvency.

The Indenture limits our and our subsidiaries’ ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that we may incur indebtedness so long as our ratio of indebtedness to consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of our consolidated tangible assets); pay dividends and make certain investments and other restricted payments, including purchase of our stock; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the 2017 Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of our consolidated assets.

Additionally, the Indenture requires us to: (i) maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness (the “Minimum Unlevered Asset Pool Test”); (ii) maintain a minimum net worth of at least $175 million (the “Minimum Net Worth Test”); (iii) maintain a minimum of $15 million of unrestricted cash and/or cash equivalents (the “Minimum Liquidity Test”); and (iv) not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time after the issuance of the 2017 Notes (the “Consolidated Tangible Assets Test”).

The foregoing is only a brief description of the 2017 Notes and is qualified in its entirety by reference to the Indenture.

As set forth below, as of December 31, 2016, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Minimum Liquidity Test and the Consolidated Tangible Assets Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

(In thousands, except percentages)	As of December 31, 2016	Requirement
Minimum Unlevered Asset Pool Test
Consolidated Tangible Assets	$414,138
Consolidated Tangible Assets subject to Liens (1)	219,275
Consolidated Tangible Assets not subject to Liens (1)	$194,863	≥ $ 50,000

Minimum Net Worth Test
Consolidated Tangible Assets	$414,138
Total Indebtedness	160,994
Net Worth	$253,144	≥ $ 175,000

Minimum Liquidity Test
Cash and Cash Equivalents	$42,478
Restricted Cash (2)	1,547
Unrestricted Cash and Cash Equivalents (2)	$40,931	≥ $ 15,000

Consolidated Tangible Assets Test
Consolidated Tangible Assets as of December 31, 2016	$414,138
Consolidated Tangible Assets as of January 1, 2016	400,818
Increase in Consolidated Tangible Assets during 2016 (3)	$13,320	Δ ≤ ($25,000)

Consolidated Tangible Assets as of December 31, 2016	$414,138
Consolidated Tangible Assets as of October 21, 2014	293,784
Increase in Consolidated Tangible Assets since October 21, 2014 (3)(4)	$120,354	Δ ≤ ($50,000)

Funded Debt to Tangible Assets Ratio Test
Funded Debt as of December 31, 2016	$160,994
Consolidated Tangible Assets as of December 31, 2016	414,138
Funded Debt to Tangible Assets Ratio	39%	≤ 45%

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

(3)
We may not permit our Consolidated Tangible Assets to decrease by more than $25 million in any fiscal year or more than $50 million in the aggregate at any time after October 21, 2014 (i.e. the date of issue of the 2017 Notes).

(4) Based on Consolidated Tangible Assets as of September 30, 2014, the end of the quarter immediately preceding the issue of the 2017 Notes.

In addition, (i) as of December 31, 2016 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended December 31, 2016 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended December 31, 2016 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

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

Debt-to-Capital and Net Debt-to-Capital Ratios

The following table provides a reconciliation of our net debt-to-capital ratio to the most comparable GAAP financial measure:

	At December 31,
(Dollars in thousands)	2016	2015
Debt	$160,994	$155,966
Equity	226,886	217,408
Total capital	$387,880	$373,374
Ratio of debt-to-capital	41.5%	41.8%
Debt	$160,994	$155,966

Net cash and cash equivalents	$42,478	$40,729
Less: restricted cash and minimum liquidity requirement	16,547	15,900
Unrestricted cash and cash equivalents	25,931	24,829

Net debt	$135,063	$131,137
Equity	226,886	217,408
Total adjusted capital	$361,949	$348,545
Ratio of net debt-to-capital (1)	37.3%	37.6%

(1)	The ratio of net debt-to-capital is a non-GAAP financial measure.

Cash Flows - Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

Our comparison of cash flows for the year ended December 31, 2016, as compared to the years ended December 31, 2015 and 2014, is as follow (in thousands):

Cash flows used in operating activities were reduced by $25.5 million as compared to 2015 and $109.4 million during 2015 as compared to 2014 primarily due to the following:

•
We generated $21.2 million of net income before non-cash expenses of stock-based compensation, impairment and abandonment charges on real estate inventories, depreciation and amortization, goodwill impairment, as well as, an adjustment to the fair value of our contingent consideration as compared to net income and net loss before non-cash expenses of $8.4 million and $3.8 million for 2015 and 2014, respectively.

•
We used $14.2 million to finance an increase in real estate inventories, a decrease of $24.3 million as compared to 2015. The decrease in inventories during the December 31, 2016 period was primarily attributable to a $26.5 million decrease in the amount of land held and land under development. For the year ended December 31, 2015, we used $38.5 million to finance an increase in real estate inventories, a decrease of $92.6 million as compared to 2014. As of December 31, 2016, we had 521 homes in inventory as compared to 426 and 350 homes in inventory as of December 31, 2015 and 2014, respectively.

•
We generated $4.4 million in other assets and receivables during the year ended December 31, 2016, as compared to $2.4 million and $2.7 million we used to finance growth in other assets and receivables during 2015 and 2014, respectively.

Cash flows used in investing activities decreased $0.2 million as compared to 2015 and $14.3 million during 2015 as compared to 2014 primarily due to the following:

•	We decreased our purchases of fixed assets by during the December 31, 2016 period, as compared to 2015 and 2014.

Cash flows used in financing activities decreased $22.4 million as compared to 2015 and decreased by $80.4 million during 2015 as compared to 2014 primarily due to the following:

•
We decreased our net borrowings by $17.8 million as compared to 2015. The net borrowings during the year ended December 31, 2016 were proceeds from acquisition, development and construction loans which totaled $154.3 million while repayments on these loans totaled $150.1 million. During December 31, 2015, we decreased our net borrowings by $82.5 million as compared to 2014.

•	We incurred $0.6 million in debt issuance costs for the year ended December 31, 2016, as compared to $0.8 million and $1.9 million for 2015 and 2014, respectively.

•
We paid $4.8 million in a cash tax distribution to our noncontrolling interest (i.e. PICO) during the year ended December 31, 2016. During 2015 and 2014, we paid cash tax distributions to noncontrolling interest (i.e. PICO) of $1.0 million and $0.7 million, respectively.

As of December 31, 2016, our cash and cash equivalents balance, excluding restricted cash, was $40.9 million.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations have been disclosed in the accompanying consolidated financial statements as noted below:

Land Purchase and Land Option Contracts

For information regarding our land purchase and land option contracts, see Note 13, “Commitments and Contingencies--Purchase Commitments” to the accompanying consolidated financial statements included elsewhere in this report.

Loan Commitments

For information regarding our debt, see Note 8, “Notes Payable and Senior Notes, net” to the accompanying consolidated financial statements included elsewhere in this report.

Surety Bonds

For information regarding our surety bonds, see Note 13, “Commitments and Contingencies--Surety Bonds” to the accompanying consolidated financial statements included elsewhere in this report.

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

Aggregate Contractual Obligations

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2016:

(In thousands)	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$120,785	$40,943	—	—	$161,728
Interest on debt	8,214	943	—	—	9,157
Operating leases	928	1,232	364	—	2,524
Total	$129,927	$43,118	$364	—	$173,409

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2016.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is related to fluctuations in interest rates on our variable interest rate debt, which consists of our secured acquisition, construction and development loans. As of December 31, 2016, we had approximately $81.3 million of variable rate debt outstanding (or 50.2% of total indebtedness) with a weighted average interest rate of 4.48% per annum. As of December 31, 2015, we had approximately $75.2 million of variable rate debt outstanding (or 47.8% of total indebtedness) with a weighted average interest rate of 4.21% per annum.

We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the year ended December 31, 2016. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate date. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. In seeking to achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.

We performed sensitivity analysis on our variable interest rate debt subject to the above risks.  For our variable interest rate debt, we analyzed the impact on our financial statements of a 100 basis point, or 1.00% increase or decrease in interest rates, and determined that the impact on our interest expense, results of operations and balance sheet will increase or decrease by approximately $812,530 and $752,410, subject to applicable interest rate floors as of December 31, 2016 and 2015, respectively. Based on the current amount and terms of our variable interest rate debt, we do not believe that the future changes in interest rates will have a material adverse impact on our financial position, results of operations or liquidity.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2016, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (dollars in thousands):

Variable interest debt	2017	2018	Total
Debt currently at LIBOR + 2.75%	—	$10,500	$10,500
Debt currently at LIBOR + 3.50%	4,693	—	4,693
Debt currently at LIBOR + 3.75%	31,533	26,444	57,977
Debt currently at 5.00%	5,607	—	5,607
Debt currently at 5.50%	2,476	—	2,476
Total variable interest debt	$44,309	$36,944	$81,253

Fixed interest debt	2017	2018	Total
Debt currently at 10.00%	$1,604	—	$1,604
Debt currently at 8.50%	74,871	—	74,871
Debt currently at 8.00%	—	4,000	4,000
Total fixed interest debt	$76,475	$4,000	$80,475

Total variable and fixed debt	$120,784	$40,944	$161,728

The foregoing table reflects indebtedness outstanding as of December 31, 2016 and does not include indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and any hedging strategies that we may use at that time.

Changes in market interest rates impact the fair value of our fixed rate debt, but such changes have no impact on our consolidated financial statements. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of December 31, 2016, the estimated fair value of our fixed rate debt was $80.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value, and because the fair value of securities may be affected by market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UCP, Inc.
San Jose, CA

We have audited the accompanying consolidated balance sheets of UCP, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income or loss, equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UCP, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 2, 2017

UCP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$40,931	$39,829
Restricted cash	1,547	900
Real estate inventories	373,207	360,989
Fixed assets, net	883	1,314
Intangible assets, net	101	236
Goodwill	—	4,223
Receivables	5,628	1,317
Deferred tax assets, net	5,482	—
Other assets	6,327	5,889
Total assets	$434,106	$414,697

Liabilities and equity
Accounts payable	$18,435	$14,882
Accrued liabilities	25,342	24,616
Customer deposits	2,449	1,825
Notes payable, net	86,658	82,486
Senior notes, net	74,336	73,480
Total liabilities	207,220	197,289

Commitments and contingencies (Note 13)

Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding at December 31, 2016; no shares issued and outstanding at December 31, 2015	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 8,042,834 issued and 7,896,488 outstanding at December 31, 2016; 8,014,434 issued and outstanding at December 31, 2015	80	80
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding at December 31, 2016; 100 issued and outstanding at December 31, 2015	—	—
Additional paid-in capital	97,123	94,683
Treasury stock at cost; 146,346 shares as of December 31, 2016; none as of December 31, 2015	(1,250)	—
Accumulated earnings (deficit)	4,675	(4,563)
Total UCP, Inc. stockholders’ equity	100,628	90,200
Noncontrolling interest	126,258	127,208
Total equity	226,886	217,408
Total liabilities and equity	$434,106	$414,697

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(In thousands, except shares and per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUE:
Homebuilding	$343,919	$252,597	$155,417
Land development	5,449	21,134	32,513
Other revenue	—	5,060	3,253
Total revenue	349,368	278,791	191,183

COSTS AND EXPENSES:
Cost of sales - homebuilding	280,614	206,747	129,577
Cost of sales - land development	4,637	15,291	25,466
Cost of sales - other revenue	—	4,363	2,828
Impairment on real estate	2,589	923	—
Total cost of sales	287,840	227,324	157,871
Gross margin - homebuilding	63,305	45,850	25,840
Gross margin - land development	812	5,843	7,047
Gross margin - other revenue	—	697	425
Gross margin - impairment on real estate	(2,589)	(923)	—
Total gross margin	61,528	51,467	33,312
Sales and marketing	19,257	18,943	13,748
General and administrative	29,161	26,878	27,406
Goodwill impairment	4,223	—	—
Total expenses	52,641	45,821	41,154
Income (loss) from operations	8,887	5,646	(7,842)
Other income, net	276	206	121
Net income (loss) before income taxes	$9,163	$5,852	$(7,721)
Benefit (provision) for income taxes	5,285	(69)	—
Net income (loss)	$14,448	$5,783	$(7,721)
Net income (loss) attributable to noncontrolling interest	$5,210	$3,412	$(2,728)
Net income (loss) attributable to UCP, Inc.	9,238	2,371	(4,993)
Other comprehensive income (loss), net of tax	—	—	—
Comprehensive income (loss)	$14,448	$5,783	$(7,721)
Comprehensive income (loss) attributable to noncontrolling interest	$5,210	$3,412	$(2,728)
Comprehensive income (loss) attributable to UCP, Inc.	$9,238	$2,371	$(4,993)

Earnings (loss) per share of Class A common stock:
Basic	$1.16	$0.30	$(0.63)
Diluted	$1.15	$0.30	$(0.63)

Weighted average shares of Class A common stock:
Basic	7,969,028	7,966,765	7,870,269
Diluted	8,064,728	7,973,488	7,870,269

 See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except number of shares)

	UCP, Inc. Shareholders’ Equity
	Shares of common stock outstanding		Common stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Noncontrolling interest	Total equity
	Class A	Class B	Class A	Class B
Balance at December 31, 2013	7,750,000	100	$78	$—	$93,117	$—	$(1,941)	$126,462	$217,716
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	172,216		1		(819)			(801)	(1,619)
Stock-based compensation expense					1,812			1,753	3,565
Distribution to noncontrolling interest								(674)	(674)
Net loss							(4,993)	(2,728)	(7,721)
Balance at December 31, 2014	7,922,216	100	$79	$—	$94,110	$—	$(6,934)	$124,012	$211,267
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	92,218		1		(160)			(211)	(370)
Stock-based compensation expense					733			977	1,710
Distribution to noncontrolling interest								(982)	(982)
Net income							2,371	3,412	5,783
Balance at December 31, 2015	8,014,434	100	$80	$—	$94,683	$—	$(4,563)	$127,208	$217,408
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	28,400		—		(20)			(25)	(45)
Repurchase of common stock	(146,346)					(1,250)			(1,250)
Re-allocation from stock issuances					1,962			(1,962)	—
Stock-based compensation expense					498			657	1,155
Distribution to noncontrolling interest								(4,830)	(4,830)
Net income							9,238	5,210	14,448
Balance at December 31, 2016	7,896,488	100	$80	$—	$97,123	$(1,250)	$4,675	$126,258	$226,886

See accompanying notes to consolidated financial statements.

UCP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating activities
Net income (loss)	$14,448	$5,783	$(7,721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,155	1,710	3,565
Abandonment charges	523	152	173
Impairment on real estate inventories	2,589	923	—
Depreciation and amortization	631	622	599
Goodwill impairment	4,223	—	—
Fair value adjustment of contingent consideration	(2,347)	(818)	(377)
Deferred income taxes, net	(5,482)	—	—
Changes in operating assets and liabilities:
Real estate inventories	(14,200)	(38,476)	(131,045)
Receivables	(4,311)	(26)	(444)
Other assets	(50)	(2,362)	(2,293)
Accounts payable	3,553	12,907	1,383
Accrued liabilities	3,220	(2,921)	5,638
Customer deposits	624	1,351	24
Income taxes payable	(147)	69	—
Net cash provided by (used in) operating activities	4,429	(21,086)	(130,498)
Investing activities
Purchases of fixed assets	(166)	(330)	(1,004)
Citizens acquisition	—	—	(14,006)
Restricted cash	(647)	(650)	(250)
Net cash used in investing activities	(813)	(980)	(15,260)
Financing activities
Distribution to noncontrolling interest	(4,830)	(982)	(674)
Proceeds from notes payable	154,315	134,470	78,313
Proceeds from senior notes, net of discount	—	—	74,550
Repayment of notes payable	(150,077)	(112,430)	(48,362)
Debt issuance costs	(627)	(826)	(1,920)
Repurchase of common stock	(1,250)	—	—
Withholding taxes paid for vested RSUs	(45)	(370)	(1,619)
Net cash (used in) provided by financing activities	(2,514)	19,862	100,288
Net decrease in cash and cash equivalents	1,102	(2,204)	(45,470)
Cash and cash equivalents – beginning of period	39,829	42,033	87,503
Cash and cash equivalents – end of period	$40,931	$39,829	$42,033
Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$86	$196	$141
Issuance of Class A common stock for vested restricted stock units	$262	$1,050	$3,999
Fair value of assets acquired from the acquisition of business	—	—	$19,418
Cash paid for the acquisition of business	—	—	$(14,006)
Contingent consideration and liabilities assumed from the acquisition of business	—	—	$5,412
Supplemental cash flow information
Income taxes paid	$344	—	—
Accrued offering and debt issuance costs	—	—	$473
See accompanying notes to consolidated financial statements.

UCP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

As used in this report, unless the context otherwise requires or indicates, references to “the Company,” "we," "our," and “UCP” refer to UCP, Inc. and its consolidated subsidiaries, including UCP, LLC.

Company’s Business:

The Company is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales. The Company's homebuilding and land development operations are each segmented into two geographic regions, West and Southeast. We operate in the states of California, Washington, North Carolina, South Carolina and Tennessee.

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

Tax Distribution

Pursuant to the Operating Agreement, UCP, Inc. has the right to determine when distributions (other than tax distributions) will be made to the members of UCP, LLC and the amount of any such distributions. If UCP, Inc. authorizes a distribution, such distribution generally will be made to the members of UCP, LLC pro rata in accordance with their respective percentage interests. During the years ended December 31, 2016 and December 31, 2015, UCP, LLC made distributions of $4.8 million and $1.0 million, respectively, to PICO toward its tax liability as required by the Operating Agreement and a pro rata distribution of $3.7 million and $0.7 million, respectively, to UCP, Inc. There were no other distributions by UCP, LLC for the year ended December 31, 2016.

The amended and restated certificate of incorporation of UCP, Inc. authorizes two classes of common stock: Class A common stock and Class B common stock, par value $0.01 per share (“Class B common stock”). Shares of Class A common stock represent 100% of the economic rights of the holders of all classes of UCP, Inc.'s common stock. Shares of Class B common stock, which are held exclusively by PICO, are not entitled to any dividends paid by, or rights upon liquidation of, UCP, Inc. PICO holds 100 shares of Class B common stock of UCP, Inc., providing PICO with no economic rights but entitling PICO, without regard to the number of shares of Class B common stock held by PICO, to one vote on matters presented to stockholders of UCP, Inc. for each UCP, LLC Series A Unit (as defined below) held by PICO. Holders of the Company’s Class A common stock and Class B common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2016, PICO held 10,593,000 UCP, LLC Series A Units and 100 shares of Class B common stock, which provided PICO with 56.8% of the aggregate voting power of UCP, Inc.'s outstanding Class A common stock and Class B common stock, which equals PICO’s economic interest in the Company. PICO effectively has control over the outcome of votes on all matters requiring approval by the Company’s stockholders.

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

Exchange Agreement

In connection with the IPO, UCP, Inc. entered into an Exchange Agreement dated July 23, 2013 by and among UCP, Inc., UCP, LLC and PICO (the "Exchange Agreement"), pursuant to which PICO (and its permitted transferees) have the right to cause UCP, Inc. to exchange PICO's UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends, stock repurchases and reclassifications. As of December 31, 2016, giving effect to the Class A common stock that the Company would issue if PICO were to elect to exchange all of its UCP, LLC Series A Units for shares of Class A common stock, the Company would have 18,635,834 shares of Class A common stock outstanding. Any UCP, LLC Series A Units being exchanged will be reclassified as UCP, LLC Series B Units in connection with such exchange.

In addition, in connection with and subsequent to the IPO, the Company issued an aggregate of 430,333 restricted stock units ("RSUs") in 2013, 66,561 in 2014, 1,237 in 2015, and 271,635 in 2016 to the members of its board of directors, executive officers and other employees. Additionally, no stock options ("Options") were awarded in 2016 and 71,429 and 166,081 Options were awarded in 2015 and 2014, respectively. These RSUs and Options vest at various points in time through 2018. The Company issues Class A common stock on a one-for-one basis in connection with the vesting of each RSU or exercise of an Option.

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

As of December 31, 2016, PICO has not exchanged any of its UCP, LLC Series A Units. Estimating the amount of future payments to be made under the TRA cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments, will vary depending on a number of factors, including:

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

The Company has the right to terminate the TRA at any time. In addition, the TRA will terminate early if the Company breaches obligations under the TRA or upon certain mergers, asset sales, other forms of business combinations or other changes of control. In either case, the Company’s payment obligations under the TRA would be accelerated and would become due and payable based on certain assumptions, including that (a) all the UCP, LLC Series A Units are deemed exchanged for their fair value, (b) the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and (c) the subsidiaries of UCP, LLC will sell certain non-amortizable assets (and realize certain related tax benefits) no later than a specified date. In each of these instances, the Company would be required to make an immediate payment to PICO equal to the present value of the anticipated future tax benefits (discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up (which could be as long as fifteen years in respect of intangibles and goodwill) at a discount rate equal to the 30-day London Interbank Offered Rate ("LIBOR") plus 100 basis points). The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A Units are actually exchanged at the time of the accelerated payment under the TRA, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the TRA.

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

UCP also entered into a Transition Services Agreement ("TSA"), dated July 23, 2013 with PICO, pursuant to which PICO provided UCP, Inc. with certain accounting, human resources and information technology services. This agreement was completed on July 31, 2015, and PICO no longer provides such services to UCP, Inc.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries, and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts have been eliminated upon consolidation.
As an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, the Company has taken advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the July 23, 2013 completion of its IPO, although a variety of circumstances could cause it to lose that status earlier.

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities reported in the consolidated financial statements and accompanying notes. Significant estimates relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, cost capitalization, accrued obligations, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2016 and 2015, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions:

As of December 31, 2016, PICO holds an economic and voting interest in our Company equal to approximately 56.8%. The Company is party to certain agreements with PICO, including an Exchange Agreement (pursuant to which PICO has the right to cause the Company to exchange PICO’s interests in UCP, LLC for shares of the Company’s Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends, reclassifications and repurchases by UCP of Class A common stock), an Investor Rights Agreement (pursuant to which PICO has certain rights, including the right to select two individuals for nomination for election to the Company’s board of directors for as long as PICO owns at least a 25% voting interest in the Company), a TRA (pursuant to which PICO is entitled to 85% of any cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of any increase in tax basis caused by PICO’s exchange of UCP, LLC interests for shares of the Company’s Class A common stock), a Registration Rights Agreement, with respect to the shares of Class A common stock that PICO may receive in exchanges made pursuant to the Exchange Agreement and a TSA (pursuant to which PICO provides certain administrative support services to UCP, Inc.).

On July 31, 2015, the Company fully transitioned the services under the TSA, therefore, the balance due to PICO pursuant to the TSA and expense allocations of other amounts payable due to PICO was approximately zero for both years ended December 31, 2016 and 2015. For the years ended December 31, 2015 and 2014, the Company incurred $119,000 and $615,000 for services under the TSA.

Segment Reporting:

The Company has segmented its operating activities into two operating segments, West and Southeast, and two reportable segments, Homebuilding and Land development.

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

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less. The Company has approximately $15.1 million of cash held in money market accounts on its consolidated balance sheets as of December 31, 2016.

Cash items that are restricted as to withdrawal or usage included deposits of $1.5 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. For both periods, restricted cash items related to a construction loan, credit card agreements and a contractor's license. The year ended December 31, 2016 includes restricted cash related to a letter of credit.

Capitalization of Interest:

The Company capitalizes interest to real estate inventories during the period that real estate is undergoing development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are delivered. To the extent the Company's debt exceeds the cost of the related qualifying asset under development, the Company expenses that portion of the interest incurred. Qualifying assets include projects that are actively under construction or under development.

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2016 and 2015 was $2.3 million for both periods and $2.0 million for the year ended December 31, 2014.

Real Estate Inventories and Cost of Sales:

The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable. Applicable costs incurred after development or construction is substantially complete are charged to sales and marketing or general and administrative ("G&A") expenses, as appropriate.

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

All real estate inventories are classified as held until the Company commits to a plan to sell the real estate, the real estate can be sold in its present condition, the real estate is being actively marketed for sale and it is probable that the real estate will be sold within twelve months. Homes completed or under construction are included in real estate inventories in the accompanying consolidated balance sheets at the lower of cost or net realizable value.

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

During the year ended December 31, 2016, approximately $2.6 million of impairment losses were recorded. Approximately $2.4 million of impairment losses were recorded with respect to the Company’s real estate inventories at Sundance, located in Bakersfield, California ("Sundance"). The 65 lots remaining at the Sundance project were under contract for sale and resulted in an impairment loss of $2.1 million, as the carrying value of these lots was written down to the contractual sales price less costs to sell. In addition, homes under construction and completed homes at the Sundance project had a carrying value that exceeded their estimated undiscounted cash flows during the year ended December 31, 2016. As a result, the carrying values of those remaining lots not currently under contract at Sundance were adjusted to their estimated fair values resulting in an impairment loss of approximately $0.3 million. Furthermore, approximately $0.2 million of impairment loss was recorded during the year ended December 31, 2016 with respect to the Company’s real estate inventories at Heathers at Westport, located in Charlotte, North Carolina ("Heathers at Westport"). The four remaining completed homes at the Heathers at Westport project had a carrying value that exceeded their estimated undiscounted cash flow. As a result, the carrying values of those remaining homes were adjusted to their estimated fair values.

For the year ended December 31, 2015, approximately $0.9 million of impairment loss was recorded to homebuilding real estate inventory at the River Run project, located in Bakersfield, California ("River Run") to adjust its carrying value to its estimated fair value as of the date of the impairment. For the year ended December 31, 2014, no such real estate impairment loss was recorded. See Note 9, “Fair Value Disclosures--Non-Financial Instruments Carried at Fair Value--Non-Recurring Estimated Fair Value of Real Estate Inventories” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the impairment of the real estate assets.

Abandonment charges during the years ended December 31, 2016, 2015 and 2014, were $523,000, $152,000, and $173,000, respectively. Abandonment charges are included in cost of sales in the accompanying consolidated statements of operations and comprehensive income or loss for the period in which they were recorded. These charges were related to the Company electing not to proceed with one or more land acquisitions after the incurrence of costs during due diligence.

Goodwill and Other Intangible Assets:

The purchase price of an acquired business is allocated between the net tangible assets and intangible assets of the acquired business with any residual purchase price recorded as goodwill. The determination of the value of the assets acquired and liabilities assumed involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated remaining useful lives (ranging from six months to five years), added to the value of land when an intangible option is used to purchase the related land, or expensed in the period when the option is cancelled. Acquired intangible assets with contractual terms are generally amortized over their respective contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed for the intangible assets. Goodwill is not amortized, but is evaluated annually for impairment or more frequently if events or circumstances indicate that goodwill may be impaired.

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

If events or circumstances indicate that the carrying amount of goodwill may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value and determined using the estimated future discounted cash flows, excluding interest charges. Such losses, if any, are reported as an expense in the accompanying consolidated statements of operations and comprehensive income or loss for the period.

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

Based on the above factors, the Company determined that the carrying value of goodwill exceeded its fair value. As a result, the Company recorded goodwill impairment of $4.2 million during the year ended December 31, 2016 related to its Southeast operating segment. For the years ended December 31, 2015 and 2014, there was no impairment of goodwill. See Note 6, “Intangible Assets--Goodwill” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the impairment of goodwill.

Fixed Assets, Net:

Fixed assets are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets.  Computer software and hardware are depreciated over three to five years, office furniture and fixtures are depreciated over five years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to five years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Depreciation expense is included in G&A expenses in the accompanying consolidated statements of operations and comprehensive income or loss.

Receivables:

The detail of receivables is set forth below (in thousands):

	December 31, 2016	December 31, 2015
Warranty insurance receivables	$1,118	$—
Manufacturer rebates	454	425
Reimbursement for land development work	4,016	—
Other receivables	40	892
Total	$5,628	$1,317

Receivables include amounts recoverable from warranty insurance, amounts due from utility companies for reimbursement of costs, manufacturer rebates and reimbursable land development costs under a fixed price contract. As of December 31, 2016, approximately $1.1 million of estimated recoverable from warranty insurance was included in receivables. In addition, approximately $4.0 million of reimbursable land development costs under an option and development agreement executed during the year ended December 31, 2016 was recorded as a receivable.

As of December 31, 2016, and 2015, the Company had no allowance for doubtful accounts recorded.

Other Assets:

The detail of other assets is set forth below (in thousands):

	December 31, 2016	December 31, 2015
Customer deposits in escrow	$2,394	$1,834
Prepaid expenses	1,098	2,099
Other deposits and prepaid interest	1,345	466
Funds held in escrow	1,490	1,490
Total	$6,327	$5,889

As part of the Company’s adoption of Accounting Standards Update (“ASU”) 2015-03, approximately $1.5 million of unamortized debt issuance costs that were included in the prepaid expenses category of other assets as of December 31, 2015 have been reclassified from other assets to notes payable and senior notes in the accompanying consolidated balance sheets. See Note 8, “Notes Payable and Senior Notes, net” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the change in accounting principle.

Homebuilding, Land Development Sales and Other Revenues Profit Recognition:

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

The business was acquired in connection with the Citizens Acquisition in 2014 and was sold during 2015. We no longer provide construction management services to third parties. Revenue and costs from providing these services for the year ended December 31, 2015 is included in other revenue and cost of sales-other revenue in the accompanying consolidated statements of operations and comprehensive income or loss.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which the awards vest in accordance with applicable guidance under ASC 718 - Compensation - Stock Compensation. See Note 10, "Equity--Stock-Based Compensation" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on stock-based compensation.

Stock Repurchase Program:

Our Board of Directors authorized the Stock Repurchase Program on June 6, 2016 to repurchase up to $5.0 million of the Company’s Class A common stock between June 7, 2016 and June 1, 2018. Treasury stock represents shares repurchased under the Stock Repurchase Program, which are reflected as a reduction in Stockholders’ Equity in accordance with ASC Topic 505-30 - Equity - Treasury Stock. The number of shares repurchased is based on the settlement date and factored into our weighted average calculation for earnings per share ("EPS"). See Note 10, “Equity--Stock Repurchase Program” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Stock Repurchase Program.

Warranty Reserves:

Estimated future direct warranty costs are accrued and charged to cost of sales-homebuilding in the period in which the related homebuilding revenue is recognized. Amounts accrued are based upon estimates of the amount the Company expects to pay for warranty work. The Company assesses the adequacy of its warranty reserves on a quarterly basis and adjusts the amounts recorded, if necessary, in the period in which the change in estimate occurs. Annually, or more frequently as needed, the Company engages a third-party actuary to assist in the analysis of warranty reserves based on historical data and industry trends for our communities. Warranty reserves are included in accrued liabilities in the accompanying consolidated balance sheets.

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	December 31, 2016	December 31, 2015
Warranty reserves, beginning of period	$2,852	$1,509
Warranty reserves accrued	2,377	1,507
Warranty expenditures	(705)	(164)
Additional reserves where corresponding amounts are recorded as receivables from insurance carriers	1,118	—
Warranty reserves, end of period	$5,642	$2,852

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), to simplify consolidation accounting. The Company adopted the provisions of ASU 2015-02 as of January 1, 2016. In accordance with ASC Topic 810, "Consolidation," the Company assesses each purchase agreement to acquire real estate from an entity to determine if a variable interest entity ("VIE") may be created. Although the Company may not have legal title to the underlying land, if the Company determines that it is the primary beneficiary of the VIE, the Company would consolidate the VIE in its accompanying consolidated financial statements and reflect such assets and liabilities as “Real estate inventories not owned.” In determining if the Company is the primary beneficiary, the Company considers, among other things, whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget or scope of the VIE; the ability to control financing decisions for the VIE; and the ability to acquire or dispose of property owned or controlled by the VIE.

Based on the current provisions of the relevant accounting guidance, the Company evaluated its purchase and option agreements for real estate in place as of December 31, 2016 or 2015. None met consolidation criteria under ASU 2015-02.

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

In assessing the realization of deferred income taxes, the Company considered whether it is more likely than not that any deferred income tax assets will be realized.  The realization of deferred income tax assets is subject to the Company generating of sufficient taxable income during the periods in which the deferred tax assets become realizable. If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carry-forward periods available to the Company for tax reporting purposes and availability of tax planning strategies. These assumptions require significant judgment about future events. These judgments are consistent with the plans and estimates that the Company uses to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, the Company considered three years of cumulative operating income or loss of the Company and its predecessor.

During the year ended December 31, 2016, the Company evaluated all available evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration. Upon completing this evaluation, the Company concluded that it is more likely than not that the Company will be able to realize its deferred tax assets. Due to the Company's cumulative profitability during the years ended 2016, 2015 and 2014, a valuation allowance reversal against the Company’s deferred tax assets was approximately $5.5 million. As a result of the reversal of the valuation allowance, the Company realized a one-time, non-cash tax benefit in the period of reversal. Prospectively, the Company would then expect to report an effective U.S. income tax rate that is closer to its statutory rates, other than as a result of the impact from the timing differences inherent to UCP, Inc.'s investment in UCP, LLC. See Note 14, “Income Taxes” and Note 15, "Deferred Tax Asset Valuation Allowance" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the Company’s income taxes and the valuation allowance reversal for the applicable period.

As a result of the analysis of all available evidence as of December 31, 2015 and 2014 the Company's net deferred tax assets were subject to a full valuation allowance.

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

Noncontrolling Interest:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements. In the accompanying consolidated statements of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately, and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported as a component of total equity.

For the years ended December 31, 2016 and 2015, the noncontrolling interest reported in the accompanying consolidated financial statements includes PICO's share of 56.8% and 56.9%, respectively, of the income related to UCP, LLC. See Note 10, "Equity--Noncontrolling Interest" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on noncontrolling interest.

Recently Issued Accounting Standards:

Standard	Description	Effective Date for the Company	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04)
Simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, considering income tax effects, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

		January 1, 2020; early adoption permitted	Prospective
The Company currently has no goodwill recorded on its financial statements and will evaluate the method of adoption upon a future business combination when goodwill may be recorded. The Company does not expect to early adopt.

Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01)
Clarifies the definition of a business and the evaluation for determining whether transactions are accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present to meet the definition of a business. The adoption of this standard will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.

		January 1, 2018; early adoption permitted	Prospective	The Company will evaluate the method of adoption upon a future business combination. The Company does not expect to early adopt.
Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20)
The amendment provides updates to clarify narrow aspects of the ASU 2014-09 guidance. The update includes, but is not limited to, corrections or improvements to: loan guarantee fees, contract costs (impairment testing, interaction of impairment testing with guidance in other topics), provisions for losses on construction or production-type contracts, scope of Topic 606, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability and advertising costs.

		January 1, 2018; early adoption permitted	Alternative transition methods available (same transition requirements as ASU 2015-14)
The Company is evaluating
the method of adoption and
the effect on its future consolidated financial statements and related disclosures. The Company expects to adopt the standard as part of its adoption of ASU 2015-14.

Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18)
Improves the diversity in the classification and presentation of changes in restricted cash in the cash flow statement. Entities are required to explain the change during the period in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

		January 1, 2018; early adoption permitted	Retrospective	The Company early adopted on January 1, 2017. There is no material effect on the Company's future consolidated financial statements and related disclosures.
Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (ASU 2016-17)
Amends consolidation guidance on how the reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE.

		January 1, 2017; early adoption permitted	Retrospective if ASU 2015-02 was previously adopted; or same method of transition elected for ASU 2015-02 upon adoption
The Company is evaluating the method of adoption and does not believe there will be a material effect on its future consolidated financial statements and related disclosures, specifically on indirect interests held through related parties under common control.

Standard	Description	Effective Date for the Company	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16)
Improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory in which an entity should recognize at the occurrence of the transfer. Consequently, the amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the update are intellectual property and property, plant, and equipment.
		January 1, 2018; early adoption permitted	Modified retrospective basis through a cumulative-effect adjustment to retained earnings
The Company is evaluating the method of adoption and does not believe there will be a material effect on its future consolidated financial statements and related disclosures. The Company does not expect to early adopt.

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
		January 1, 2018; early adoption permitted	Retrospective	The Company is evaluating the method of adoption and the effect on its future consolidated financial statements and related disclosures. The Company does not expect to early adopt.
Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12)
Under ASU 2016-12, the core principal of Topic 606 has not changed and falls under the same guidance as ASU 2015-14. ASU 2016-12 provides clarification on new accounting guidance for revenue recognition replacing most existing guidance, including industry-specific guidance. Upon adoption, a company will recognize revenue for the transfer of goods or services to customers equal to the amount it expects to be entitled to receive for those goods or services. The guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

		January 1, 2018; early adoption permitted	Alternative transition methods available
The Company is evaluating
the method of adoption and does not believe ASU 2016-12 will have a material effect on its future consolidated financial statements and related disclosures, specifically on collectability, sales taxes and noncash consideration based on industry-specific guidance. The Company expects to adopt the standard as part of its adoption of ASU 2015-14.

Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10)
Improves the implementation guidance on the new revenue standard. Under ASU 2016-10, the guidance provides clarification on the criteria to assess whether promises to transfer goods or services are distinct and separately identifiable before identifying performance obligations in a contract with a customer. ASU 2016-10 falls under the same guidance as ASU 2015-14.
		January 1, 2018; early adoption permitted	Alternative transition methods available (same transition requirements as ASU 2015-14)
The Company is evaluating
the method of adoption and
the effect on its future consolidated financial statements and related disclosures. The Company expects to adopt the standard as part of its adoption of ASU 2015-14.

Standard	Description	Effective Date for the Company	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
As part of the FASB's simplification initiative, the guidance simplifies the accounting for share-based payment transactions, including income tax consequences, award classification, and classification on the statement of cash flows. Certain amendment topics for simplification apply only to nonpublic entities. Adjustments are reflected as of the beginning of the fiscal year that includes that interim period adopted. Early adoption requires adoption in the same period for all amendments:

(i) timing of when excess tax benefits are recognized,
minimum statutory withholding requirements, forfeitures, and intrinsic value;
(ii) presentation of employee taxes paid on the statement
of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement;
(iii) requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term;
(iv) An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows.
		January 1, 2018; early adoption permitted	(i) Modified retrospective, by means of cumulative effect adjustment; (ii) Retrospective; (iii) Prospective; (iv) Prospective or retrospective	The Company early adopted on January 1, 2017. There is no material effect on the Company's future consolidated financial statements and related disclosures.
Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08)
Improves the implementation guidance on the new revenue standard. Under ASU 2016-08, the guidance provides indicators to determine principal versus agent considerations for each distinct good or service provided to a customer. ASU 2016-08 falls under the same guidance as ASU 2015-14.
		January 1, 2018; early adoption permitted	Alternative transition methods available (same transition requirements as ASU 2015-14)
The Company is evaluating
the method of adoption and does not believe there will be a material effect on its future consolidated financial statements and related disclosures, based on industry standards. The Company expects to adopt the standard as part of its adoption of ASU 2015-14.

Leases (Topic 842) (ASU 2016-02)
Increases transparency and comparability among organizations. Under ASU 2016-02, presentation of the rights and obligations resulting from lease assets and lease liabilities are required to be recognized on the balance sheet. In addition, organizations are required to disclose key information regarding leasing arrangements. Lessees and lessors are required to use a modified retrospective transition method for existing leases.
		January 1, 2019; early adoption permitted	Modified retrospective	The Company is evaluating the method of adoption and determined the effect on its liability will not have a material effect on its future consolidated financial statements and related disclosures.
Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
Enhances the reporting model for financial instruments. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance classifies equity securities with readily determinable fair values into categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and require enhanced disclosures. The amendments improve relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income.

		January 1, 2018; except for the early application guidance, early adoption is not permitted	Cumulative-effect adjustment to the balance sheet; prospectively for equity securities without readily determinable fair values	The Company is evaluating the method of adoption and does not expect the adoption of ASU 2016-02 to have a material effect on its future consolidated financial statements and related disclosures.

Standard	Description	Effective Date for the Company	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Revenue from Contracts with Customers (ASU 2015-14)
Provides guidance for revenue recognition. ASU 2015-14 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
		January 1, 2018; early adoption permitted	Alternative transition methods available
The Company is evaluating the method of adoption (full retrospective approach or modified retrospective approach). The primary impact of Topic 606 among homebuilders relates to accounting for common areas (community infrastructure, facilities, etc.) as a separate revenue producing activity. The completion or transfer of common areas to a third party is not considered a revenue recognition event and therefore, the Company does not expect the adoption of ASU 2015-14 to have material effect on its future consolidated financial statements and related disclosures. The Company does not expect to early adopt.

Presentation of Financial Statements—Going Concern (ASU 2014-15)
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
		December 31, 2016; early adoption permitted		The Company adopted the standard and performed a formalized going concern analysis for the current reporting period.

Other than as described above, no new accounting pronouncement has had or is expected to have a material impact on the Company’s accompanying consolidated financial statements.

3.    INCOME OR LOSS PER SHARE

Basic income or loss per share of Class A common stock is computed by dividing net income or loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income or loss per share of Class A common stock is computed similarly to basic income or loss per share except that the weighted average number of shares of Class A common stock outstanding during the period is increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury stock method, if dilutive. The Company’s RSUs and Options are considered Class A common stock equivalents for this purpose. For the years ended December 31, 2016 and 2015, incremental common stock equivalents of 95,700 and 6,723 shares, respectively, were included in calculating diluted income per share. For the year ended December 31, 2014, no incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss attributable to UCP, Inc. during such period.

Basic and diluted net income or loss per share of Class A common stock for the years ended December 31, 2016, 2015 and 2014 have been computed as follows (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2016	2015	2014
Numerator
Net income (loss) attributable to UCP, Inc.	$9,238	$2,371	$(4,993)

Denominator
Weighted average number of shares of Class A common stock outstanding - basic	7,969,028	7,966,765	7,870,269

Effect of dilutive securities:
RSUs	95,700	6,723	—
Total shares for purpose of calculating diluted net income (loss) per share	8,064,728	7,973,488	7,870,269

Earnings (loss) per share:
Net income (loss) per share of Class A common stock - basic	$1.16	$0.30	$(0.63)
Net income (loss) per share of Class A common stock - diluted	$1.15	$0.30	$(0.63)

The following RSUs and Options issued were excluded in the computation of diluted EPS for the years ended December 31, 2016, 2015 and 2014 because the effect would be anti-dilutive:

	For the Year Ended December 31,
	2016	2015	2014
Anti-dilutive securities	250,380	270,718	419,150

4.    REAL ESTATE INVENTORIES

Real estate inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Deposits and pre-acquisition costs	$9,232	$3,836
Land held and land under development	101,609	128,059
Finished lots	86,622	117,335
Homes completed or under construction	148,627	89,866
Model homes	27,117	21,893
Total	$373,207	$360,989

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

As of December 31, 2016, the Company had $9.2 million of deposits and pre-acquisition costs for 2,607 lots with an aggregate purchase price of approximately $106.0 million, net of deposits. As of December 31, 2015, the Company had $3.8 million of deposits pertaining to land purchase contracts for 1,127 lots with an aggregate purchase price of approximately $80.1 million, net of deposits.

As of December 31, 2016 and 2015, the Company had completed homes included in inventories of approximately $21.1 million and $31.4 million, respectively, as shown in the charts below ($ in millions):

Interest Capitalization:

Amounts capitalized to home inventories and land inventories were as follows (in thousands):

	December 31,
	2016	2015		2014
Interest expense capitalized as cost of home inventory	$10,500	$8,940		$3,176
Interest expense capitalized as cost of land inventory	2,003	2,627		577
Total interest expense capitalized	12,503	11,567		3,753
Previously capitalized interest expense included in cost of sales - homebuilding	(7,737)	(5,275)		(2,789)
Previously capitalized interest expense included in cost of sales - land development	(381)	(317)		(3)
Net activity of capitalized interest	4,385	5,975	—	961
Capitalized interest expense in beginning inventory	13,274	7,299		6,338
Capitalized interest expense in ending inventory	$17,659	$13,274		$7,299

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company's consolidated statement of operations and comprehensive income or loss as related sales are recognized. For the years ended December 31, 2016, 2015 and 2014, interest incurred of $12.5 million, $11.6 million, and $3.8 million, respectively, was capitalized in each respective period.

5.    FIXED ASSETS, NET

Net fixed assets consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Computer hardware and software	$2,043	$1,954
Office furniture and equipment and leasehold improvements	911	834
Vehicles	83	83
Total	3,037	2,871
Accumulated depreciation	(2,154)	(1,557)
Fixed assets, net	$883	$1,314

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $597,000, $588,000 and $463,000, respectively. Depreciation expense is recorded in G&A expenses in the accompanying consolidated statements of operations and comprehensive income or loss.

6.    INTANGIBLE ASSETS

Other purchased intangible assets consisted of the following:

	December 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Ending Balance	Gross Carrying Amount	Accumulated Amortization	Ending Balance
Architectural plans	$170	$(94)	$76	$170	$(60)	$110
Land option	583	(558)	25	583	(457)	126
Trademarks and trade names	110	(110)	—	110	(110)	—
	$863	$(762)	$101	$863	$(627)	$236

Amortization expense for the years ended December 31, 2016 and 2015 related to the architectural plans and trademarks and trade names intangibles was approximately $34,000 for both periods. The architectural plans intangible amortization period is 5 years. Amortization expense is recorded in G&A expenses in the accompanying consolidated statements of operations and comprehensive income or loss. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows:

(in thousands)	December 31,
2017	$34
2018	34
2019	8
Total	$76

Additionally, $86,000 and $196,000 related to land options was capitalized to real estate inventories during the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, $15,000 and $119,000, respectively, was related to abandonment.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

(in thousands)	Goodwill
Balance at December 31, 2014	$4,223
Goodwill impairment	—
Balance as of December 31, 2015	$4,223
Goodwill impairment	(4,223)
Balance as of December 31, 2016	$—

All goodwill has been attributed to the Southeast homebuilding reporting segment as part of the Citizens Acquisition, which was completed in 2014. For the year ended December 31, 2016, the Company evaluated goodwill for impairment in light of qualitative indicators. These indicators included revised financial forecasts for the Southwest operating segment as a result of items including weather that delayed new community openings, abandonment of certain opportunities to open new communities as the opportunities did not meet our underwriting criteria, and lower margins on older communities still in existence from the land purchased as part of the acquisition. The Company determined as a result of these qualitative factors, that it should conduct a Step One Test analysis of goodwill. As a result of the Step One Test and subsequent Step Two Test, the Company determined that the carrying value of goodwill exceeded its fair value, resulting in an impairment of goodwill. The fair value of goodwill was estimated by applying the income approach and determining the present value of the estimated future cash flows at a discount rate. When estimating future cash flows, the Company used key assumptions, including, but not limited to: (i) forecasted adjusted pre-tax net income over a ten-year period; (ii) weighted average cost of capital; (iii) terminal growth; and (iv) revenue growth and operating profit margin. The risk adjusted discount rate of 14.5% and terminal growth rate of 2.0% were applied to forecast adjusted pre-tax net income.

During the year ended December 31, 2016, the Company recorded goodwill impairment of $4.2 million. There was no goodwill impairment for the year ended December 31, 2015.

7.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Real estate development cost to complete	$10,347	$11,992
Accrued expenses	5,855	5,692
Warranty reserves (Note 2)	5,642	2,852
Contingent consideration (Note 13)	360	2,707
Accrued payroll liabilities	3,138	1,373
Total	$25,342	$24,616

8.    NOTES PAYABLE AND SENIOR NOTES, NET

The Company obtains various types of debt financing in connection with its acquisition, development and construction of real estate inventories and its construction of homes. Often, these debt obligations are secured by the underlying real estate. Certain loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and reborrow up to a specified amount during the term of the loan. Acquisition indebtedness matures on various dates, but is generally repaid when lots are released from the lien securing the relevant loan based upon a specific release price, as defined in the relevant loan agreement, or the loan is refinanced. Construction and development debt is required to be repaid with proceeds from home closings based upon a specific release price, as defined in the relevant loan agreement

Certain construction and development debt agreements include provisions that require minimum tangible net worth and liquidity; limit leverage and risk asset ratios; specify maximum loan-to-cost or loan-to-value ratios (whichever is lower). During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the fair value of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of December 31, 2016 and 2015, the Company had approximately $164.0 million and $157.9 million, respectively, of loan commitments related to its acquisition, development and construction loans (“ADC”). Of the total loan commitments, approximately $77.2 million and $75.1 million, respectively, was available to the Company. As of December 31, 2016 and 2015, the weighted average interest rate on the Company’s outstanding debt was 6.48% and 6.35%, respectively. Interest rates charged under the Company's variable rate debt are based on LIBOR plus a spread ranging from 2.75% to 3.75% or the U.S. Prime rate ("Prime") plus a spread of 1.75%.

The Company’s 2017 Senior Notes (the “2017 Notes”) with $75.0 million in principal outstanding mature in October of 2017, and an additional $46.0 million in ADC loans are also set to mature in the ordinary course of business during 2017. With respect to the $46.0 million in ADC loans, these loans are project specific loans and are scheduled to mature in the ordinary course of closing out of the sales phase for each of these projects and we anticipate the sales proceeds from the designated home closings will provide a more than adequate source of cash for the repayment of these loans. For the 2017 Senior Notes our existing available cash, available borrowing capacity and cash expected to be generated from our backlog of home sales will be sufficient to repay this obligation when due.

On October 21, 2014, the Company completed the private offering of $75.0 million in aggregate principal amount of the 8.5% 2017 Notes. The net proceeds from the offering were approximately $72.5 million, after paying the debt issuance costs and offering expenses. The net proceeds from the offering were used for general corporate purposes, including financing construction of homes, acquisition of entitled land, development of lots and working capital.

Under the Indenture, the 2017 Notes bear interest at 8.5% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The 2017 Notes mature on October 21, 2017, unless earlier redeemed or repurchased.

The 2017 Notes are guaranteed on an unsecured senior basis by each of the Company’s Subsidiary Guarantors. The 2017 Notes and the guarantees are the Company’s and the Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of the Company’s and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ future subordinated debt. The 2017 Notes and the guarantees are effectively subordinated to any of the Company’s and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.

The Company may redeem the 2017 Notes, in whole but not in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. Upon the occurrence of a change of control, the Company must offer to repurchase the 2017 Notes for cash at a price equal to 101% of the principal amount of the 2017 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. Under the Indenture, a “change of control” generally means (i) any person or group of related persons acquires more than 35% of the voting stock of the Company or (ii) the Company transfers all or substantially all of its consolidated assets to any person or group of related persons, in each case other than PICO Holdings, Inc. and its affiliates.

The Indenture provides for customary “events of default” which could cause, or permit, the acceleration of the 2017 Notes. Such events of default include (i) a default by any payment of principal or interest; (ii) failure to comply with certain covenants contained in the Indenture; (iii) defaults in failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity; (iv) the failure to pay certain final judgments; and (vi) certain events of bankruptcy or insolvency.

The Indenture limits the Company’s and its subsidiaries’ ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that the Company may incur indebtedness so long as the Company’s ratio of indebtedness to consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of the Company’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the 2017 Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of the Company’s consolidated assets. Additionally, the Indenture requires the Company to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time after the issuance of the 2017 Notes.

As of December 31, 2016, the Company was in compliance with the applicable financial covenants under the Indenture and all of its loan agreements.

Notes payable and 2017 Notes consisted of the following (in thousands):

Variable Interest Rate:	December 31, 2016	December 31, 2015
LIBOR + 3.75% through 2016 (a)	$—	$34,528
Prime+ 1.75% through 2016 (b)	—	717
LIBOR + 3.00% through 2016 (a)	—	4,832
LIBOR + 3.50% through 2017 (a)	4,693	9,785
LIBOR + 3.75% through 2017 (a)	31,533	18,456
LIBOR + 2.75% through 2018 (a)	10,500	—
LIBOR + 3.75% through 2018 (a)	26,444	—
5.50% through 2016	—	2,342
5.50% through 2017	2,476	—
5.00% through 2017	5,607	4,581
Total variable notes payable	$81,253	$75,241

Fixed Interest Rate:	December 31, 2016	December 31, 2015
10.00% through 2017	$1,604	$1,604
0.00% through 2017	—	1,935
8.00% through 2018	4,000	4,000
Total fixed notes payable	$5,604	$7,539

Senior notes, net of discount	74,871	74,710
Total notes payable and senior notes	$161,728	$157,490

Debt issuance costs (c)	(734)	(1,524)
Total notes payable and senior notes, net	$160,994	$155,966

(a)     As of December 31, 2016, the 30-day LIBOR rate was 0.77167%.
(b)     At December 31, 2016, the U.S. Prime rate was 3.75%.

(c)
Debt issuance costs for non-revolver loans were $0.7 million and $1.5 million as of December 31, 2016 and 2015, respectively; and $0.6 million and $0.2 million for revolver loans as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, principal maturities of notes payable and senior notes for the years ending December 31 are as follows (in thousands):

2017	$120,785
2018	40,943
2019 and thereafter	—
Total	$161,728

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of December 31, 2016 and 2015, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the years ended December 31, 2016 and 2015.

The following presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value:

		December 31, 2016		December 31, 2015
(in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes payable	Level 3	$86,857	$86,843	$82,780	$84,712
2017 notes	Level 3	74,871	74,838	74,710	82,057
Total debt		$161,728	$161,681	$157,490	$166,769

The estimated fair value of the Company's debt is the present value of the contractual debt payments, based on cash flow models, discounted at the then-current interest rates, plus an estimate of the then-current credit spread, which is an estimate of the rate at which the Company could obtain replacement debt. These parameters are Level 3 inputs in the fair value hierarchy. To estimate the contractual cash flows, discount rates, and thereby the debt fair value, the Company considers various internal and external factors, including: (1) loan economic data, (2) collateral performance, (3) market interest rate data, (4) the discount curve and implied forward rate curve, and (5) other factors, which may include market, region and asset type evaluations. While the Company considered rates on existing and recently closed loan facilities in addition to the current refinancing fixed rate as of December 31, 2016, these unobservable were not incorporated into its final estimate of fair value.

Recurring Financial Instruments Carried at Fair Value

The following presents the Company’s recurring financial instruments that are carried at fair value (in thousands):

Description	Level 1	Level 2	Level 3	Balance at December 31, 2016
Contingent consideration	—	—	$360	$360

Description	Level 1	Level 2	Level 3	Balance at December 31, 2015
Contingent consideration	—	—	$2,707	$2,707

Estimated Fair Value of Contingent Consideration

The change in estimated fair value of the contingent consideration relating to the Citizens Acquisition for the years ended December 31, 2016 and 2015 consisted of the following (in thousands):

Contingent Consideration
Balance as of December 31, 2014	$3,525
Change in fair value	(818)
Balance as of December 31, 2015	$2,707
Change in fair value	(2,347)
Balance as of December 31, 2016	$360

The contingent consideration arrangement relating to Citizens Acquisition requires the Company to pay up to a maximum of $6.0 million of additional consideration based upon the achievement of various pre-tax net income performance milestones ("performance milestones") by the assets acquired in the Citizens Acquisition over a five-year period that commenced on April 1, 2014. Payout calculations are made based on calendar year performance except for the sixth payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $6 million.

The fair value of the contingent consideration of $0.4 million as of December 31, 2016 was estimated based on applying the weighted probability of achievement of the performance milestones. The fair value of the contingent consideration of $2.7 million as of December 31, 2015 was estimated using a Monte Carlo simulation in an options pricing framework. The change in estimated fair value of the contingent consideration was $2.3 million and $0.8 million for the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016, the Company had a recurring fair value measurement for the contingent consideration and was reduced by $2.3 million. The fair value of the contingent consideration of $0.4 million as of December 31, 2016 was estimated based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted pre-tax net income over the contingent consideration period, (2) revenue appreciation, (3) cost inflation, and (4) sales and marketing and general and administrative ("SG&A") expenses. The estimated revenue appreciation of 4.5%, cost inflation of 1.5% and SG&A expenses were applied to forecast adjusted net income over the contingent consideration period.

The fair value of the contingent consideration of $2.7 million as of December 31, 2015 was estimated using a Monte Carlo simulation in an options pricing framework. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted net income; (3) risk-free interest rates; (4) volatility of adjusted net income; and (5) the Company’s credit spread. The risk adjusted discount rate applied to forecast adjusted net income was 13.5% plus the applicable risk-free rate, resulting in a discount rate ranging from 13.5% to 14.2% over the contingent consideration period. The estimated volatility rate of 19.1% was used to simulate future adjusted net income over the contingent consideration period, and the Company's estimated credit spread of 11.0% was applied to the simulated contingent consideration cash-flows as an incremental discount rate to allow for the counter-party credit risk associated with the Company making the cash payments in the future.

Non-Financial Instruments Carried at Fair Value

Non-financial assets and liabilities include items such as inventory and long lived assets that are measured at fair value, on a nonrecurring basis, when events and circumstances indicate the carrying value is not recoverable. See Note 13, “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the non-financial measurements applied to the Citizens Acquisition.

Non-Recurring Estimated Fair Value of Real Estate Inventories

The following presents the Company’s non-financial instruments that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy (in thousands):

Description	Level 1	Level 2	Level 3	Total Impairment During the Year Ended December 31, 2016
Real estate and development costs - Heathers at Westport project			$1,066	$192
Real estate and development costs - Sundance project			$5,782	$2,397

Description	Level 1	Level 2	Level 3	Total Impairment During the Year Ended December 31, 2015
Real estate and development costs - River Run project			$5,960	$923

For the year ended December 31, 2016, the company had non-recurring fair value measurements that resulted from real estate impairment losses. During the year ended December 31, 2016, the Company had a non-recurring fair value measurement for the construction of Heathers at Westport. The Company recorded an impairment loss of $0.2 million with respect to the Company’s real estate inventories at Heathers at Westport for the remaining four homes and the carrying value of these homes was written down to their fair value. Key assumptions include: (1) forecast adjusted pre-tax net income, (2) risk adjusted discount rate, and (3) selling expenses. The estimated risk adjusted discount rate of 12.0% and selling expenses were applied to forecast adjusted net income.

In addition, the Company had a non-recurring fair value measurement for a land development real estate asset located in Bakersfield, California, the Sundance project. During the year ended December 31, 2016, the Company entered into a contract to sell the remaining lots in the Sundance project for less than their carrying value at a future date. As a result of the execution of a contract to sell the remaining lots at a price lower than our carrying value, the Sundance project was written down to its fair value, less selling costs. The Company recorded an impairment loss of $2.1 million with respect to the Company’s land development real estate inventories at Sundance. Furthermore, homes under construction and completed homes in the Sundance project had a carrying value in excess of their estimated undiscounted cash flows. As a result, their carrying values were written down to their fair value and the Company recorded an additional impairment loss of $0.3 million at Sundance with respect to the Company’s homes under construction estate inventories. Key assumptions used in determining the impairment loss for homes under construction and completed homes for Sundance include: (1) forecast adjusted pre-tax net income, (2) risk adjusted discount rate, and (3) selling expenses. The estimated risk adjusted discount rate of 8.0% and selling expenses were applied to forecast adjusted net income.

For the year ended December 31, 2015, an impairment of $0.9 million was recorded to homebuilding real estate inventory in the River Run project, located in Bakersfield, California, to adjust its carrying value to its estimated fair value as of the date of the impairment. The Company utilized a discounted cash flow analysis in order to determine fair value for the River Run asset.  Key inputs to the calculation include projections of the asset’s revenue and cost components, in addition to the timing of which these components will be realized.  The Company utilized recent community performance and a combination of publicly-available research services to best evaluate future home sales revenue.  Key elements of this research include the pricing of competitive new and existing homes in the local area.  The forecasted cost to complete the remaining homes in the River Run asset were determined via negotiated values with the Company’s local vendors and sub-contractors, as well as the Company’s expertise as a local homebuilder.  Timing of deliveries and production, as it relates to the timing of revenue and cost, was determined through market analysis of recent historical performance of the River Run asset, the survey of competitive new home community performance and Company experience. See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on impairment of real estate inventories.

There were no other non-financial fair value measurements for the years ended December 31, 2016 and 2015.

10.    EQUITY

Noncontrolling Interest

As of December 31, 2016 and 2015, the Company held approximately 43.2% and 43.1%, respectively, of the economic interest in UCP, LLC and is its sole managing member. The noncontrolling interest reported in the accompanying consolidated financial statements includes PICO's 56.8% and 56.9% share of the income related to UCP, LLC for the years ended December 31, 2016 and 2015, respectively.

The carrying value and ending balance as of December 31, 2016 and 2015 of the noncontrolling interest was calculated as follows (in thousands):

	December 31, 2016	December 31, 2015
Beginning balance of noncontrolling interest	$127,208	$124,012
Net income attributable to noncontrolling interest	5,210	3,412
Re-allocation of stock issuances	(1,962)	—
Stock-based compensation expense attributable to noncontrolling interest	657	977
Stock issuance attributable to noncontrolling interest	(25)	(211)
Distribution to noncontrolling interest	(4,830)	(982)
Ending balance	$126,258	$127,208

The distribution to the noncontrolling interest relates to cash distributions, which we refer to as “tax distributions,” that UCP, LLC is obligated to make.

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

Since inception of the program through December 31, 2016, the Company repurchased an aggregate of 146,346 shares of Class A common stock for total consideration of $1.2 million, inclusive of commissions. The remaining value of shares that may be repurchased under the Stock Repurchase Program as of December 31, 2016 is approximately $3.8 million. The Company previously did not have a stock repurchase program, therefore there were no stock repurchases for the year ended December 31, 2015.

Re-Allocation from Stock Issuances

The Company allocates Class A common stock issued in connection with the vesting of RSUs issued under the UCP, Inc. 2013 Long-Term Incentive Plan (the “LTIP”) and stock-based compensation expense between additional paid-in-capital and noncontrolling interest within its consolidated statements of equity. The equity allocations for the noncontrolling interest are based on the economic and voting interest percentages of the Company and its noncontrolling interest holder, PICO. Issuances of Class A common stock for RSUs affect the economic and voting interest percentages, which accordingly are adjusted at the end of each issuance period. The economic and voting interest percentages prevailing during the period are used to determine the current period equity allocations for the noncontrolling interest.

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

The RSUs and Options granted to the Company’s employees during the year ended December 31, 2014 are subject to the following vesting schedule: a) 10% vested on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date. The RSUs granted to certain members of the Company’s board of directors during the second quarter of 2016 fully vest on January 1, 2017. The RSUs granted to the Company’s employees during the second quarter of 2016 are subject to the following vesting schedule: a) 20% vest on January 1, 2017, b) 20% vest on January 1, 2018, c) 20% vest on January 1, 2019, d) 20% vest on January 1, 2020, and e) 20% vest on January 1, 2021. The RSUs granted to the Company’s board of directors during the third quarter of 2016 are subject to the following vesting schedule: a) 25% vested on August 5, 2016, b) 25% vest on November 4, 2016, c) 25% vest on February 3, 2017, and d) 25% vest on May 4, 2017. The grant-date fair value of the RSUs and Options granted during the periods ended December 31, 2016 and 2015 were $2.2 million and $0.4 million, respectively.

During the years ended December 31, 2016, 2015, and 2014, the Company recognized $1.2 million, $1.7 million, and $3.6 million of stock-based compensation expense, respectively, which was included in G&A expenses in the accompanying consolidated statements of operations and comprehensive income or loss.

The following table summarizes the RSU activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at December 31, 2013	289,555	$15.00
Granted	66,561	16.00
Vested	(148,778)	15.00
Forfeited	(16,898)	15.41
Outstanding and unvested at December 31, 2014	190,440	$15.31
Granted	1,237	7.98
Vested	(143,146)	15.02
Forfeited	—	—
Outstanding and unvested at December 31, 2015	48,531	$15.99
Granted	271,635	8.04
Vested	(35,853)	12.17
Forfeited	—	—
Outstanding and unvested at December 31, 2016	284,313	$8.88

The following table summarizes the Options activity for the years ended December 31, 2016, 2015, and 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2013	—	—	—	—
Options granted	166,081	$16.20	9.16	—
Options exercised	—	—	—	—
Options forfeited	(16,476)	—	—	—
Outstanding at December 31, 2014	149,605	$16.20	9.16	—
Options granted	71,429	8.97	—	—
Options exercised	—	—	—	—
Options forfeited	(71,429)	(8.97)	—	—
Outstanding at December 31, 2015	149,605	$16.20	8.20	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	(32,953)	—	—	—
Outstanding at December 31, 2016	116,652	$16.20	7.20	—

Options vested and exercisable as of December 31, 2016	34,996	$16.20	—	—
Options expected to vest as of December 31, 2016	81,656

(1)
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of December 31, 2016 was $12.05 per share.

The weighted average grant date fair value of Options granted for the year ended December 31, 2015 was $4.94. There were no Options granted during the year ended December 31, 2016.

The Company uses the Black-Scholes option pricing model to determine the fair value of Options. During the year ended December 31, 2016, the Company had 32,953 vested Options that expired based on the Resignation Agreement with the Company’s former Chief Financial Officer and Treasurer.

The assumptions used to estimate the fair value of Options granted during the years ended December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Expected term	6.5 years	6.5 years
Expected volatility %	55.00%	53.46%
Risk free interest rate %	1.61%	1.81%
Dividend yield %	—	—

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $2.0 million (net of estimated forfeitures) as of December 31, 2016. Approximately $1.7 million of the unrecognized compensation costs related to RSUs and $0.3 million related to Options. The compensation expense is expected to be recognized over a weighted average period of 3.5 years for the RSUs and 1.2 years for the Options.

11.    INCENTIVE COMPENSATION PLAN AND EMPLOYEE BENEFITS

Incentive Compensation Plan

Certain employees of the Company are eligible to receive an annual incentive compensation award based on various performance measures. The incentive compensation plan is discretionary.  For the years ended December 31, 2016, 2015 and 2014, incentive expense awards of $2.2 million, $0.5 million and $0.3 million, respectively, were recorded within G&A expenses in the accompanying consolidated statement of operations and comprehensive income or loss.

Employee Benefits

The Company maintains a 401(k) defined contribution plan, covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $0.4 million and $0.6 million, respectively.

12.    SEGMENT INFORMATION

The Company segmented its operating activities into two operating segments, West and Southeast, and two reportable segments, Homebuilding and Land development.

Operating Segments	Reportable Segments	State
West	Homebuilding	California, Washington
	Land development	California, Washington
Southeast	Homebuilding	North Carolina, South Carolina, Tennessee
	Land development	North Carolina, South Carolina, Tennessee

Each reportable segment includes real estate of similar economic characteristics, including similar historical and expected long-term gross margin percentages, product types, geography, production processes and methods of distribution.

The reportable segments follow the same accounting policies as the consolidated financial statements described in Note 2, "Summary of Significant Accounting Policies." Operating results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

The Company evaluates the performance of the operating segments based upon gross margin. “Gross Margin” is defined as operating revenues less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, G&A expense and non-segment gains or losses are reflected within overall corporate expenses as this constitutes the Company’s primary business objective, supporting all segments. Corporate expenses are not particularly identifiable to any one segment.

Financial information relating to reportable segments is as follows:

	Revenues			Gross Margin
(in thousands)	2016	2015	2014	2016	2015	2014
Homebuilding
West	$289,037	$191,884	$128,334	$54,392	$35,666	$21,858
Southeast	54,882	60,713	27,083	8,455	9,261	3,982
Total homebuilding	343,919	252,597	155,417	62,847	44,927	25,840
Land development
West	5,449	21,074	32,513	(930)	5,853	7,047
Southeast	—	60	—	(389)	(10)	—
Total land development	5,449	21,134	32,513	(1,319)	5,843	7,047
Other (a)	—	5,060	3,253	—	697	425
Total	$349,368	$278,791	$191,183	$61,528	$51,467	$33,312

(a)	Other includes revenues from construction management services which relate to the Citizens Acquisition and is not attributable to the homebuilding and land development operations.

Reconciliation of gross margin to net income (loss) is as follows:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Gross margin	$61,528	$51,467	$33,312
Sales and marketing	19,257	18,943	13,748
General and administrative	29,161	26,878	27,406
Goodwill impairment	4,223	—	—
Income (loss) from operations	8,887	5,646	(7,842)
Other income, net	276	206	121
Net income (loss) before income taxes	9,163	5,852	(7,721)
Benefit (provision) for income taxes	5,285	(69)	—
Net income (loss)	$14,448	$5,783	$(7,721)

Total assets for each reportable and operating segment as of December 31, 2016, 2015 and 2014, are shown in the table below:

	At December 31,
(in thousands)	2016	2015	2014
Homebuilding
West	$225,770	$231,624	$218,902
Southeast	53,359	49,464	47,004
Total homebuilding	279,129	281,088	265,906
Land development
West	94,078	79,901	55,787
Southeast	—	—	—
Total land development	94,078	79,901	55,787
Other (a)	60,899	53,708	53,446
Total	$434,106	$414,697	$375,139

(a)
Other assets primarily include cash and cash equivalents, deposits, fixed assets, receivables and deferred tax assets which are maintained centrally and used according to the cash flow requirements of all reportable segments.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. As of December 31, 2016 and December 31, 2015, the Company did not have any accruals for asserted or unasserted matters.

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

On September 9, 2016, we entered into an Option and Development Agreement whereby we assigned the purchase of a land parcel in Hollister, California, located in San Benito County ("Option and Development Agreement"). Under the agreement, we will develop the land into finished lots with an option to purchase 241 finished lots on a monthly takedown basis that expires on April 25, 2020, subject to an extension. Land development costs we incur are reimbursable under a fixed price contract. As part of the agreement, we made a non-refundable deposit of $6.1 million in consideration of the purchase option. Because we do not own the land, costs that we incur up to the fixed price amount, for developing the finished lots will be treated as a receivable for the amounts due. Approximately $4.0 million of reimbursable land development costs under the Option and Development Agreement was recorded as a receivable for the year ended December 31, 2016. As of December 31, 2016, there are 226 lots remaining to be purchased under the agreement.

As of December 31, 2016, we had outstanding $9.2 million of cash deposits pertaining to purchase contracts for 2,607 optioned lots with an aggregate remaining purchase price of approximately $106.0 million. As of December 31, 2015, we had outstanding $3.8 million cash deposits pertaining to purchase contracts for 1,127 optioned lots with an aggregate remaining purchase price of approximately $80.1 million.

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

During meetings with USFWS in the year ended December 31, 2016, the Company discussed acquiring additional land in the same county to satisfy the mitigation requirements through the purchase and dedication of offsite property. Two specific pieces of agricultural property were identified, and the local USFWS office has informally indicated these properties appear to be suitable to satisfy the mitigation requirements. Based on these discussions, the Company is currently under contract to purchase approximately $955,000. However, the Company is unable to completely quantify the costs until the mitigation requirements are established by USFWS, either through its general modeling tool, or the approval of an individual habitat conservation plan for the project. The purchase costs of mitigation property are included in the appropriate project budgets. Accordingly, no liability has been recorded at December 31, 2016. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

Surety Bonds

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The performance bonds secure the completion of projects and/or support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of December 31, 2016 and 2015, the Company had outstanding surety bonds totaling $55.2 million and $37.1 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond. Performance bonds do not have stated expiration dates. Rather, the Company is released from a performance bond as the underlying performance is completed. We do not expect that a material amount of any currently outstanding performance bonds will be called.

Letter of Credit

As of December 31, 2016, the Company had $0.6 million outstanding in a letter of credit as part a bond offering at East Garrison, located in Monterey Bay, California. The Company had no outstanding in a letters of credit as of December 31, 2015.

Operating Leases

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2021 and thereafter.  Rent expense for the years ended December 31, 2016, 2015 and 2014, for office space was approximately $1.4 million, $1.3 million and $1.1 million, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2017	$928
2018	829
2019	403
2020	275
2021	89
thereafter	—
Total	$2,524

14.    INCOME TAXES

The components of continuing income or loss before income taxes were as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Current Expense:
Federal	$152	$58	$—
State	45	11	—
Total Current Expense	$197	$69	$—

Deferred Expense:
Federal	(4,795)	—	—
State	(687)	—	—
Total Deferred Expense	(5,482)	—	—
Total income tax expense (benefit)	$(5,285)	$69	$—

For the year ended December 31, 2016, the Company recognized an income tax benefit of as a result of a reversal of the valuation allowance. See Note 15, "Deferred Tax Asset Valuation Allowance" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on the valuation allowance release.

A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations and comprehensive income or loss is as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Income tax (benefit) provision at federal statutory rate	35%	35%	35%
State income tax, net of federal benefit	(7)%	—%	—%
Change in valuation allowance	(74)%	(12)%	(22)%
Noncontrolling interest	(20)%	(20)%	(12)%
Other permanent items	8%	(2)%	(1)%
Effective tax rate	(58)%	1%	—%

Total deferred tax assets and liabilities consist of the following as of December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Deferred tax assets:
Net operating loss and tax credit carry forwards	$252	$2,213	$3,317
Outside basis difference in partnership	5,214	5,391	5,192
Other	16	26	83
Total deferred tax assets	5,482	7,630	8,592
Valuation allowance	—	(7,630)	(8,592)
Net deferred tax assets	$5,482	$—	$—

The Company's net deferred tax assets at December 31, 2016 was primarily the result of timing differences inherent in UCP, Inc.'s investment in UCP, LLC.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible or included in taxable income. The Company has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. In making this assessment, management is required to consider all available positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized in future periods.

Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, the Company concluded that it is more likely than not that the Company will be able to realize the benefits of these temporary differences as of and for the year ended December 31, 2016.

As of December 31, 2016 the company has no valuation allowance established against deferred tax assets. Accordingly, for the year ended December 31, 2016, a release of the valuation allowance of $5.5 million is recorded. See Note 15, "Deferred Tax Asset Valuation Allowance" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on the valuation allowance release.

For the year ended December 31, 2015, the Company's deferred tax assets of $7.6 million related principally to net operating losses and the deductible temporary differences attributable to the Company’s investment in UCP, LLC. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. Therefore, the Company recorded a full valuation allowance of approximately $7.6 million, against its deferred tax assets as of December 31, 2015.

The Company has the following federal, California and other state net operating loss carryforwards, and federal and state minimum tax and general business credits, as of December 31, 2016, which will expire on various dates as follows (in thousands):

	As of December 31,
	2016	2015	2014
Federal net operating losses	$—	$4,549	$7,286
California net operating losses	1,588	5,417	7,003
Other state net operating losses	—	232	725
Federal general business credits	84	291	290
Federal AMT credits	54	54	—
State AMT credits	36	11	—

The net operating loss carryforwards and general business credits, if not utilized, will begin to expire in 2034. The minimum tax credits for federal and state income tax purposes carryforward indefinitely.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority. As a result of the implementation of this guidance, the Company has not identified any uncertain tax positions and accordingly, has no unrecognized tax expense or benefit as of the tax years ended December 31, 2016, 2015 and 2014.

The Company recognizes interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalty accruals associated with any unrecognized tax benefits as of and for the periods ended December 31, 2016, 2015 and 2014.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years starting from 2013 remain open in various tax jurisdictions. There are no ongoing examinations by taxing authorities at this time.

15.    DEFERRED TAX ASSET VALUATION ALLOWANCE

As of December 31, 2015, the Company had a valuation allowance against its net deferred tax asset of $7.6 million as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company's historical losses and uncertainties as to the amount of future taxable income.

During the year ended December 31, 2016, the Company evaluated all available evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration. Upon completing this evaluation, the Company concluded that it is more likely than not that the Company will be able to realize its deferred tax assets and released all of its $5.5 million valuation allowance for the year ended December 31, 2016. The determination to reduce the valuation allowance for the year ended December 31, 2016, was based primarily on the Company's cumulative profitability during the years ended 2016, 2015 and 2014, in addition to the Company's projections of taxable income in future years that provide support for utilization of our deferred tax assets.

As a result of the reversal of the valuation allowance, the Company realized a one-time, non-cash tax benefit in the period of reversal. The related effect on the accompanying consolidated statements of operations and comprehensive income or loss resulted in the Company recording an income tax benefit of $5.3 million for the year ended December 31, 2016.

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain unaudited consolidated quarterly financial information for each of the four fiscal quarters in the fiscal year ended December 31, 2016 and December 31, 2015. This quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
(In thousands, except per share data)	(Unaudited)
Homebuilding revenue	$68,225	$81,415	$89,840	$104,438
Land development revenue	—	1,422	3,900	127
Other revenue	—	—	—	—
Total revenue	68,225	82,837	93,740	104,565
Cost of sales – homebuilding	56,206	66,370	72,984	85,053
Cost of sales – land development	461	225	3,834	118
Cost of sales – other revenue	—	—	—	—
Impairment on real estate	—	2,397	192	—	(a)
Total cost of sales	56,667	68,992	77,010	85,171
Gross margin – homebuilding	12,019	15,045	16,856	19,385
Gross margin – land development	(461)	1,197	66	9
Gross margin – other revenue	—	—	—	—
Gross margin - impairment on real estate	—	(2,397)	(192)	—
Total gross margin	11,558	13,845	16,730	19,394
Sales and marketing expenses	4,076	4,667	4,853	5,662
General and administrative expenses	7,275	7,234	4,592	10,060
Goodwill impairment	—	—	4,223	—
Total expenses	11,351	11,901	13,668	15,722
Other income	28	22	204	23
Net income (loss) before income taxes	$235	$1,966	$3,266	$3,695
Benefit (provision) for income taxes	(5)	(141)	(124)	5,556	(b)
Net income (loss)	$230	$1,825	$3,142	$9,251
Net income (loss) attributable to UCP, Inc.	$96	$706	$1,285	$7,151
Net income (loss) per common share:
Basic	$0.01	$0.09	$0.16	$0.90
Diluted	$0.01	$0.09	$0.16	$0.89

*	The quarterly financial data above may not total to the accompanying consolidated statements of operations and comprehensive income or loss or the accompanying gross margin schedule due to rounding.

(a)
The impairment on real estate in which the carrying value of inventories were written down to its estimated fair values. See Note 2, “Summary of Significant Accounting Policies” and Note 9, “Fair Value Disclosures--Non-Financial Instruments Carried at Fair Value--Non-Recurring Estimated Fair Value of Real Estate Inventories” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the impairment of real estate inventories.

(b)
The tax benefit was primarily the result of the valuation allowance reversal against the Company’s deferred tax assets. See Note 14, “Income Taxes” and Note 15, "Deferred Tax Asset Valuation Allowance" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the Company’s income taxes and the valuation allowance reversal for the applicable period.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
(In thousands, except per share data)	(Unaudited)
Homebuilding revenue	$42,635	$50,785	$70,284	$88,892
Land development revenue	120	1,920	1,116	17,978
Other revenue	768	2,021	2,272	—
Total revenue	43,523	54,726	73,672	106,870
Cost of sales – homebuilding	35,618	42,120	57,006	72,003
Cost of sales – land development	5	1,543	716	13,027
Cost of sales – other revenue	663	1,742	1,958	—
Impairment on real estate	—	—	—	923
Total cost of sales	36,286	45,405	59,680	85,953
Gross margin – homebuilding	7,017	8,665	13,278	16,889
Gross margin – land development	115	377	400	4,951
Gross margin – other revenue	105	279	314	—
Gross margin - impairment on real estate	—	—	—	(923)	(a)
Total gross margin	7,237	9,321	13,992	20,917
Sales and marketing expenses	4,196	4,357	4,692	5,697
General and administrative expenses	7,320	6,453	5,539	7,567
Total expenses	11,516	10,810	10,231	13,264
Other income	102	30	45	29
Net income (loss) before income taxes	$(4,177)	$(1,459)	$3,806	$7,682
Benefit (provision) for income taxes	—	—	—	(69)
Net income (loss)	$(4,177)	$(1,459)	$3,806	$7,613
Net income (loss) attributable to UCP, Inc.	$(1,840)	$(668)	$1,639	$3,240
Net income (loss) per common share:
Basic	$(0.23)	$(0.08)	$0.20	$0.40
Diluted	$(0.23)	$(0.08)	$0.20	$0.40

*	The quarterly financial data above may not total to the accompanying consolidated statements of operations and comprehensive income or loss or the accompanying gross margin schedule due to rounding.

(a)
The impairment on real estate in which the carrying value of inventories were written down to its estimated fair values. See Note 2, “Summary of Significant Accounting Policies” and Note 9, “Fair Value Disclosures--Non-Financial Instruments Carried at Fair Value--Non-Recurring Estimated Fair Value of Real Estate Inventories” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the impairment of real estate inventories.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, utilizing the criteria described in the “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2016. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UCP, Inc.
San Jose, CA

We have audited the internal control over financial reporting of UCP, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 2, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 2, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the sections entitled “Proposal 1-Election of Directors,” “Corporate Governance” and “Executive Officers” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the sections entitled “Corporate Governance,” “2016 Executive Compensation” and “2016 Director Compensation” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections entitled “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section entitled “Corporate Governance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the section entitled “Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report

(a)(1)    Financial Statements Included herein at pages 70 through 109.
(a)(2)    Financial Statement Schedules

Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

The Exhibit Index attached hereto is hereby incorporated by reference to the Item.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 2, 2017	UCP, Inc. By: /s/ Dustin L. Bogue Dustin L. Bogue Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Cortney	Chairman of the Board of Directors	March 2, 2017
Michael C. Cortney

/s/ Dustin L. Bogue	Chief Executive Officer, President and Director	March 2, 2017
Dustin L. Bogue	(Principal Executive Officer)

/s/ James M. Pirrello	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 2, 2017
James M. Pirrello	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter H. Lori	Director	March 2, 2017
Peter H. Lori

/s/ Eric H. Speron	Director	March 2, 2017
Eric H. Speron

/s/ Kathleen R. Wade	Director	March 2, 2017
Kathleen R. Wade

/s/ Maxim C. W. Webb	Director	March 2, 2017
Maxim C. W. Webb

UCP, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2016
INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended & Restated Certificate of Incorporation of UCP, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

3.2	Amended and Restated Bylaws of UCP, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))
3.3	Amendment to the Amended and Restated Bylaws of UCP, Inc., dated December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 30, 2016))
4.1	Specimen Class A Common Stock Certificate of UCP, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (filed May 21, 2013))
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

10.8*	UCP, Inc. 2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 16, 2014))
10.9*	Employment Agreement between UCP, Inc. and James M. Pirrello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed January 20, 2016))
10.10*	Resignation Agreement between UCP, Inc. and William J. La Herran (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed January 20, 2016))
10.11*
Amendment One to Employment Agreement, dated as of April 1, 2016, between UCP, Inc. and Dustin L. Bogue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 6, 2016))

10.12	Form of Conditional Resignation Letter (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed December 2, 2016))
10.13
Amended and Restated Employment Agreement, dated as of February 1, 2017, between UCP, Inc. and Dustin L. Bogue (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 3, 2017))

10.14
Amended and Restated Employment Agreement, dated as of February 1, 2017, between UCP, Inc. and James M. Pirrello (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 3, 2017))

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