Form 10-K/A
period 2016-12-31
UCP, Inc.
filed 2017-04-28
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-36001

UCP, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware		90-0978085
(State or Other Jurisdiction of Incorporation)		(IRS Employer Identification No.)
99 Almaden Boulevard, Suite 400, San Jose, CA 95113
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (408) 207-9499
Registrant’s telephone number, including area code Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an “emerging growth company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer Yes ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐  No ☑
At June 30, 2016, the aggregate market value of shares of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2016) was $59.8 million.
On March 1, 2017, the registrant had 7,958,314 shares of Class A common stock, $0.01 par value, outstanding and 100 shares of Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
General.  This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2016 of UCP, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017 (the “Original 2016 Form 10-K”). This Form 10-K/A is being filed to include (i) certain information that was previously omitted from Part III of the Original 2016 Form 10-K; and (ii) additional risk factors relating to a pending merger transaction as described more fully herein.  In particular, this Form 10-K/A amends and restates in their entirety the cover page, Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as exhibits in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and supplements the risk factors included in Item 1A of the Original 2016 Form 10‑K.
Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the Original 2016 Form 10-K.  This Form 10-K/A continues to speak as of the date of the Original 2016 Form 10-K and, except where expressly noted, we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original 2016 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 2016 Form 10-K and our other filings with the SEC.
Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.
Unless the context otherwise requires or indicates, references to “the Company,” “we,” “us,” “our” and “UCP” refer (1) prior to the July 23, 2013 completion of the Initial Public Offering of Class A common stock and related transactions, to UCP, LLC and its consolidated subsidiaries and (2) after our Initial Public Offering and related transactions, to UCP, Inc. and its consolidated subsidiaries including UCP, LLC.
Pending Merger with Century.  On April 10, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we have agreed to merge with a wholly-owned subsidiary of Century Communities, Inc. (together with its subsidiaries, “Century”).  In the merger, each outstanding share of our Class A common stock, par value $0.01 per share (“Class A common stock”), will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of Century common stock, par value $0.01 per share.  The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions, including the adoption of the Merger Agreement by our stockholders at a special meeting.
Emerging Growth Company Status.  We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. For as long as we are an emerging growth company, we will not be required to hold an advisory stockholder vote to approve the compensation of our named executive officers. In addition, because we are an emerging growth company, we are not required to include compensation discussion and analysis pursuant to Item 402 of Regulation S-K.
We could be an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of our initial public offering of shares of our Class A common stock which was completed on July 23, 2013 (our “Initial Public Offering”); (ii) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur at the end of the fiscal year during which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

i

UCP, Inc.
Form 10-K/A
TABLE OF CONTENTS
Page
PART I
Item 1A.	Risk Factors.	1
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	4
Item 11.	Executive Compensation.	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	18
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	21
Item 14.	Principal Accounting Fees and Services.	31

ii

PART I

Item 1A.	Risk Factors.
The following supplements the risk factor disclosure included in the Original 2016 Form 10-K.  Except as set forth below, there has been no material change in our assessment of the risk factors affecting our business from those set forth in the Original 2016 Form 10-K.
Risks Related to Our Proposed Merger with Century
There are risks and uncertainties associated with our proposed merger with Century.
On April 10, 2017, we entered into the Merger Agreement pursuant to which we have agreed to merge with a wholly-owned subsidiary of Century.  In the merger, each outstanding share of Class A common stock will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of Century common stock, par value $0.01 per share.  Based on the closing sale price of Century’s common stock as reported on the New York Stock Exchange (the “NYSE”) on April 10, 2017, the implied value of the total stock and cash consideration to be received by holders of our Class A common stock in the merger is approximately $11.35 per share.  Our Board of Directors (the “Board”) unanimously approved the Merger Agreement and related transactions. The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions, including the adoption of the Merger Agreement by our stockholders at a special meeting.
There are a number of risks and uncertainties associated with our proposed merger with Century. For example, the proposed transaction may not be consummated in the timeframe or manner currently anticipated or may not be consummated at all, as a result of several factors, including, among other things, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee, as described below. In addition, there can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed transaction. Further, Century could default on its obligations under the Merger Agreement. Any delay in closing or a failure to close could materially and adversely affect our business and the market price of our Class A common stock as well as our relationships with our homebuyers, lenders, vendors, suppliers and employees.
Pending the closing of the proposed transaction, the Merger Agreement restricts us from engaging in certain specified actions without Century’s consent and contains a “no-shop” provision that prohibits us from soliciting any transaction that would result in the acquisition of 20% or more of our consolidated assets or to which 20% or more of our earnings power or revenues are attributable or the acquisition of 20% or more of the aggregate voting power of our outstanding shares of capital stock. (However, prior to receipt of the required stockholder approval, we may consider any unsolicited, bona fide proposal that is or is reasonably likely to lead to a “Superior Company Proposal,” which is generally limited to those proposals for an acquisition of 80% or more of our consolidated assets or to which 80% or more of our earnings power or revenues are attributable or the acquisition of 80% or more of the aggregate voting power of our outstanding shares of capital stock that the Board determines in good faith, after consultation with its financial advisor and outside legal counsel, is more favorable from a financial point of view to our stockholders than the Century transaction.) These provisions could prevent us from pursuing attractive business opportunities or more favorable alternative strategic transactions that may arise prior to the closing of the proposed transaction. In addition, pending the closing, the proposed merger could also cause disruptions to our business or business relationships, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

For example:
•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;
•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and
•
homebuyers, lenders, vendors, suppliers and other parties with which we maintain business relationships may experience uncertainty about our future and purchase homes elsewhere (in the case of homebuyers) or alternative relationships with third parties or seek to alter their business relationships with us.

If the Merger Agreement is terminated, depending on the circumstances giving rise to termination, we may be required to pay a termination fee of $7,050,000 to Century. Specifically, we will be required to pay the termination fee if: (i) we terminate the Merger Agreement and, substantially concurrently therewith, enter into a definitive agreement for a Superior Company Proposal, (ii) Century terminates the Merger Agreement if there is a “Company Recommendation Change,” which generally means that our Board changes, withholds or fails to publicly affirm its recommendation that our stockholders vote in favor of the adoption of the Merger Agreement at the special meeting or (iii) (A) a company takeover proposal is made and publicly disclosed and not subsequently publicly withdrawn and thereafter the Merger Agreement is terminated after October 15, 2017, due to our failure to obtain the required stockholder approval or we breach or fail to perform any of our representations, warranties or covenants in the Merger Agreement that give rise to certain consequences and are not cured and (B) within 12 months of such termination of the Merger Agreement, a company qualifying transaction is consummated. We will also be required to reimburse Century’s transaction expenses if we materially breach the Merger Agreement.
Moreover, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, and most of these fees and costs may be payable by us even if the proposed transaction is not consummated.
Failure to complete the merger could negatively affect the ability of UCP to refinances its 8.5% Senior Notes due 2017 before maturity.
UCP’s 8.5% Senior Notes due 2017 (the “2017 Notes”) have an aggregate outstanding principal amount of $75 million and mature on October 21, 2017.  This significant maturity represents approximately 46.3% of UCP’s outstanding debt (including capital lease obligations but excluding intercompany liabilities) as of December 31, 2016.  If the merger is not completed before the 2017 Notes become due, UCP will have to satisfy this maturity, and UCP’s ability to do so will depend on its future operating performance and financial results, which will be subject, in part, to factors beyond UCP’s control, including interest rates and general economic, financial and competitive conditions.  UCP’s sources of capital to satisfy this maturity may include retained capital, the issuance of equity securities, debt financing and refinancing and asset sales or a combination of any of the foregoing.  However, no assurance can be given that any of these sources of capital will be available to UCP on favorable terms, or at all, or that such sources will enable UCP to be able to satisfy this maturity.  Any refinancing of the 2017 Notes may be on terms less favorable than those applicable to the 2017 Notes.  As a result, UCP can provide no assurance that it will be able to refinance or repay the 2017 Notes as UCP currently anticipates or at all.  UCP’s failure to refinance or repay the 2017 Notes at their stated maturity would have a material adverse impact on UCP’s financial condition, results of operations, cash flow, liquidity, the market price of UCP Class A common stock and UCP’s ability to achieve its objectives.

In addition, the restrictions on the conduct of UCP’s business under the Merger Agreement generally inhibit incurring new indebtedness outside the ordinary course, which may limit UCP’s ability to refinance the 2017 Notes before the earlier of the completion of the proposed merger or termination of the Merger Agreement.  Although UCP and Century have agreed to certain exceptions to these restrictions permitting UCP to negotiate, enter into and incur certain fees under (but not draw on) replacement credit facilities between signing and closing, there can be no assurance that UCP will be able to negotiate or enter into any such replacement facilities prior to a potential termination of the Merger Agreement or that UCP will be able to otherwise refinance the 2017 Notes on commercially acceptable terms or at all between any potential termination of the Merger Agreement and the maturity of the 2017 Notes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

Our Board consists of six members.  Set forth below is the name, age, period of service, biographical information and certain other information with respect to each member of the Board.  The Board has identified specific attributes of each director that it has determined qualify the person for service on the Board.
Name and present position, if any, with the Company	Age, period served as a director and other business experience

Dustin L. Bogue President, Chief Executive Officer and Director
Mr. Bogue, 43, has served as a director and as our President and Chief Executive Officer since our incorporation in May 2013. He is a Class II director whose current term expires in 2018. Since 2004, Mr. Bogue has been principally responsible for developing the strategic direction of the Company and its predecessors and their operations. He was involved with the formation of Union Community Partners, LLC in 2004 and served as the President and Principal Executive Officer of UCP, LLC beginning in 2008. Previously, from 2001 to 2004, Mr. Bogue was a Vice President of Development and Sales at Landcastle Real Estate, a land brokerage and market analysis firm serving Northern California. From 1999 to 2001, Mr. Bogue served as a Director of Land Acquisitions and Development at Wellington Corporation of Northern California (“Wellington”), a subsidiary of Triple Five National Development Company, during which he managed Wellington’s real estate portfolio in California.

Mr. Bogue’s position as our President and Chief Executive Officer, thorough knowledge of the facets of our business and operations, in-depth experience in the homebuilding business and leadership capabilities enable him to make key contributions to the Board and strengthen the Board’s collective qualifications, skills and experience.

Michael C. Cortney Director
Mr. Cortney, 69, has served as a director and the Chairman of our Board since our Initial Public Offering in July 2013. He is a Class III director whose current term expires in 2019. In 2006, Mr. Cortney retired as the President and a member of the board of directors of Standard Pacific Homes (“Standard Pacific”), a publicly-traded national homebuilder, which were positions he had held since 2001 and 2000, respectively. He had numerous responsibilities during this period, including responsibility for Standard Pacific’s operations in Northern California, Florida, North Carolina and South Carolina and the acquisition of numerous homebuilders. Mr. Cortney initially joined Standard Pacific in 1982 and held various other positions with the company, including Executive Vice President from 1997 to 2001. Prior to joining Standard Pacific, he was employed by the Irvine Company as a Project Engineer and Project Manager, where he assisted in developing 70,000 acres in Orange County, California. Mr. Cortney is a member of the board of directors of the California Homebuilder Foundation, which manages scholarships and industry research grants. He was commissioned as an officer in the Civil Engineering Corps of the U.S. Navy, where he attained the rank of Commander in the U.S. Navy Reserves. Mr. Cortney received a B.S. in Civil Engineering from the University of New Mexico.

Mr. Cortney’s significant experience in the homebuilding industry, experience as an executive officer and board member of a publicly-traded company and demonstration of leadership abilities enable him to make key contributions to the Board and strengthen the Board’s collective qualifications, skills and experience.

Name and present position, if any, with the Company	Age, period served as a director and other business experience

Peter H. Lori Director
Mr. Lori, 51, has served as a director since our Initial Public Offering in July 2013. He is a Class II director whose current term expires in 2018. Currently, Mr. Lori is the Executive Vice President, Finance, Chief Accounting Officer and Deputy Chief Financial Officer of Univision Communications Inc. (“Univision”), a media company serving Hispanic America. He has served as Univision’s Executive Vice President, Finance and Chief Accounting Officer since 2010, and he became its Deputy Chief Financial Officer in 2015.  In these positions, Mr. Lori manages a finance team and has the opportunity to serve as a member of the Univision Executive Council and Commercial Leadership Team.  Previously, Mr. Lori served as Univision’s Interim Chief Financial Officer from February 2015 until May 2015 and as its Senior Vice President, Finance and Chief Accounting Officer from 2005 to 2009. Prior to joining Univision, from 2002 to 2005, Mr. Lori was an Audit Partner at KPMG LLP, an audit, tax and advisory services firm. From 1987 to 2002, he was employed by Arthur Andersen LLP (“Arthur Andersen”), an audit, tax and advisory services firm. In 1999, he became an Audit Partner at Arthur Andersen, in which capacity he led the delivery of a variety of services to large, multinational companies, as well as small and medium-sized private and publicly-traded companies. Mr. Lori is a Certified Public Accountant in New York and New Jersey (inactive status). Mr. Lori received a B.S. with a concentration in Accounting from Montclair State University.

Mr. Lori’s significant audit experience, experience as an executive officer and demonstrated leadership abilities, enable him to make key contributions to the Board and strengthen the Board’s collective qualifications, skills and experience.

Eric H. Speron Director
Mr. Speron, 37, has served as a director since December 2016.  He is a Class I director whose current term expires in 2017.  Mr. Speron is an analyst and portfolio manager of three portfolios managed for clients of First Foundation. He also serves as a member of the investment committee of First Foundation Advisors and, as a member of the First Foundation Advisors investment committee, assists in shaping the portfolio investment process and overall asset allocations. Mr. Speron joined First Foundation Advisors in 2007 from JPMorgan’s Institutional Equity division. Mr. Speron is a member of the Board of Directors of PICO Holdings Inc. (“PICO”), a publicly-traded diversified holding company that has primary operations in water resources and storage and real estate, and was nominated at the request of PICO pursuant to the Investor Rights Agreement, dated as of July 23, 2013, between the Company, PICO and the holders named therein (the “Investor Rights Agreement”). PICO is the Company’s controlling stockholder.

Mr. Speron is currently a member of the CFA Institute and the Orange County Society of Financial Analysts. He earned a Bachelor of Arts Degree with a double major from Georgetown University where he was also voted Academic All-American, Mid-Atlantic, for his academic and athletic accomplishments.

Mr. Speron’s experience as a portfolio manager and investor bring a valuable perspective to the Board and enhance its overall qualifications, skills and experience.

Name and present position, if any, with the Company	Age, period served as a director and other business experience

Kathleen R. Wade Director
Ms. Wade, 63, has served as a director since April 2014. She is a Class I director whose current term expires in 2017. Currently, Ms. Wade is a private investor. Previously, she held positions at Standard Pacific, a publicly-traded national homebuilder, for almost a decade, including as the President of the Southwest and Southeast Regions from 2009 to 2011 and the President of the Southwest Region from 2002 to 2009. In addition, she previously held positions at Standard Pacific of Arizona as the Chief Executive Officer from 2000 to 2002 and as the President from 1999 to 2000. Prior to joining Standard Pacific, Ms. Wade served as the President of the Arizona Division of UDC Homes, Inc., a homebuilder, from 1996 to 1998 and as a Co-Chief Executive Officer and director of Continental Homes, Inc., a publicly-traded homebuilder, from 1985 to 1995. Ms. Wade is a Certified Public Accountant in Arizona (inactive status). Ms. Wade also serves on the board of directors of Honor Health, an Arizona non-profit health system serving the Phoenix/Scottsdale area. Ms. Wade received a B.S. in Accounting from Arizona State University.

Ms. Wade’s significant experience in the homebuilding industry, experience as an executive officer of a publicly-traded company and demonstration of leadership abilities enable her to make key contributions to the Board and strengthen the Board’s collective qualifications, skills and experience.

Maxim C. W. Webb Director
Mr. Webb, 56, has served as a director since our incorporation in May 2013. He is a Class III director whose current term expires in 2019. Prior to our incorporation, Mr. Webb served as a member of the board of managers of UCP, LLC, which is now our subsidiary, from 2007 to 2013. Mr. Webb is the Chief Executive Officer of PICO. Previously, from 2001 to 2016, Mr. Webb served as PICO’s Chief Financial Officer and from 1998 to 2001, he served as the Vice President, Investments of PICO. Prior to joining PICO, Mr. Webb worked in a number of corporate finance positions in a wide variety of industries in the United Kingdom, Asia and North America. Mr. Webb was nominated at the request of PICO pursuant to the Investor Rights Agreement.  Mr. Webb has been qualified as a chartered accountant in the United Kingdom and received a B.Sc. from London University.

Mr. Webb’s publicly-traded company experience, long-held position as a director and manager of the Company and UCP, LLC, respectively, and his familiarity with our business and, in particular, its financial and accounting areas, enable him to make key contributions to the Board and strengthen the Board’s collective qualifications, skills and experience.

Information Regarding Executive Officers

In addition to Mr. Dustin Bogue, the President and Chief Executive Officer of the Company, for whom biographical information is provided above under “—Information Regarding Directors,” James M. Pirrello, the Chief Financial Officer, Treasurer and Chief Accounting Officer of the Company, serves as an executive officer of the Company. The following biography describes Mr. Pirrello’s business experience.

Name and present position with the Company	Age, period served as an executive officer and other business experience

James M. Pirrello Chief Financial Officer, Treasurer and Chief Accounting Officer
Mr. Pirrello, 58, has served as our Chief Financial Officer, Treasurer and Chief Accounting Officer since January 15, 2016. Mr. Pirrello has served in senior finance and operational positions in the homebuilding industry, including Chief Financial Officer, Chief Operating Officer and division president. Mr. Pirrello most recently served as President and Founder of American New Homes Group. Over his career he has served in senior financial positions of numerous homebuilder and real estate development firms including BCB Homes, Michael Sivage Homes & Communities, First Homebuilders of Florida, The Longford Group, The Fortress Group and NVR. During his career, he has negotiated over $3 billion of debt and equity capital market financings and over 20 merger and acquisition transactions.  Mr. Pirrello earned MBAs from both Columbia University and the University of California, Berkeley, along with an undergraduate degree in accounting from Juniata College.

Section 16(a) Beneficial Ownership Reporting Compliance
Based upon a review of our records, we believe that all reports required to be filed by our directors, officers and holders of more than 10% of our Class A common stock pursuant to Section 16(a) of the Exchange Act during fiscal year 2016 were filed on a timely basis.
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Code of Business Conduct and Ethics is designed to deter wrongdoing and promote the following, among other matters:
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

Committees of the Board
Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board has adopted charters for each of its standing committees. Copies of the committees’ charters are available on our website at www.unioncommunityllc.com. Each of the standing committees reports to the Board on a regular basis.
Audit Committee
The current members of the Audit Committee are Messrs. Lori (Chairperson) and Cortney and Ms. Wade. The Board has affirmatively determined that each of Messrs. Lori and Cortney and Ms. Wade meets the definition of an “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and the applicable rules of the NYSE. The Board has also affirmatively determined that Mr. Lori qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and the Board is satisfied that all members of our Audit Committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as members of the Audit Committee.
Special Committee
In addition to our three standing committees described above, our Board established a Special Committee in December 2016 (the “Special Committee”) for the purpose of reviewing, considering, evaluating, engaging in negotiations concerning, and making a recommendation to the Board regarding the adoption of the Governance Proposals (as defined herein).  The Governance Proposals relate to various governance related matters initially raised by PICO that were considered by the Special Committee and evaluated by the Board in connection with entering into the 2017 Agreement with PICO (as defined herein).  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—2017 Agreement with PICO.”  The membership of the Special Committee consists of directors of the Company who are not affiliated with PICO.  The current members of the Special Committee are Messrs. Cortney and Lori and Ms. Wade.
Item 11.	Executive Compensation.
The following table summarizes the compensation earned by Mr. Bogue, our President and Chief Executive Officer, Mr. Pirrello, our Chief Financial Officer, Treasurer and Chief Accounting Officer, and Mr. La Herran, our former Chief Financial Officer, Treasurer and Chief Accounting Officer (collectively, the “Named Executive Officers”) in respect of their services as such during fiscal year 2016, as well as during fiscal year 2015.

Summary Compensation Table for Fiscal Year 2016
Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Dustin L. Bogue(3) President and Chief Executive Officer	2016	500,000	525,000	—	182,639	59,388	1,267,027
	2015	500,000	—	—	200,000	51,306	751,306

James M. Pirrello(4) Chief Financial Officer, Treasurer and Chief Accounting Officer	2016	375,000	375,000	—	163,363	79,884	993,247

William J. La Herran(5)	2016	15,625	—	—	—	754,545	770,170
Former Chief Financial Officer,
Treasurer and Chief Accounting	2015	375,000	—	—	—	31,306	406,306
Officer

(1)
Amounts shown reflect the value of restricted stock unit (“RSU”) awards made during fiscal years 2016 and 2015 based upon the aggregate grant date fair value of such awards, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”).  Grant date fair value for RSUs received on  April 1, 2016 was determined by a 30-day volume weighted average price per share of Class A Common stock on the NYSE of $6.99 as of March 30, 2016.  All amounts represent potential future income calculated for financial reporting purposes; actual amounts recognized by the Named Executive Officers may be materially different depending on, among other things, the Company’s stock price performance and the period of service of the Named Executive Officer.  Each of the Named Executive Officers’ restricted stock units granted in fiscal year 2016 vest in five installments as follows:  20% vested on January 1, 2017, 20% will vest on January 1, 2018, 20% will vest on January 1, 2019, 20% will vest on January 1, 2020 and 20% will vest on January 1, 2021.

(2)	Individual breakdowns of the amounts set forth in the “All Other Compensation” column are as follows:

Name	Fiscal Year	Contributions to 401(k) Plan ($)	Perquisites and Other Personal Benefits ($)(A)	Medical and Other Expenses ($)	Severance ($) (B)	Acceleration of Unvested RSUs ($)(B)	Total All Other Compensation ($)
Dustin L. Bogue	2016	13,250	24,000	22,138	—	—	59,388
	2015	13,250	20,000	18,056	—	—	51,306
James M. Pirrello	2016	—	65,452	14,432	—	—	79,884
William J. La Herran	2016	5,685	—	23,702	660,572	64,586	754,545
	2015	13,250	—	18,056	—	—	31,306

(A)	Amounts shown reflect an annual car allowance for both Messrs. Bogue and Pirrello and housing allowance for Mr. Pirrello.

(B)
Previously, Mr. La Herran, who resigned as our Chief Financial Officer as of January 15, 2016, was entitled to severance benefits under his employment agreement.  In connection with his resignation, we entered into a resignation agreement with Mr. La Herran to effectuate the termination of the employment relationship on the terms described therein.

(3)	Mr. Bogue, the Company’s only employee director, was not separately compensated for his services as a director in fiscal years 2016 and 2015.

(4)	Mr. Pirrello was appointed as the Company’s Chief Financial Officer, Treasurer and Chief Accounting Officer effective as of January 15, 2016.

(5)
Mr. La Herran ceased serving as an executive officer of the Company upon his resignation effective as of January 15, 2016.  Mr. La Herran was succeeded by Mr. Pirrello, who was appointed as the Company’s Chief Financial Officer, Treasurer and Chief Accounting Officer effective as of January 15, 2016. The Company’s proxy statement relating to its Annual Meeting of Stockholders held on May 18, 2016, that was filed with the SEC on April 7, 2016, erroneously reported that Mr. La Herran received a bonus of $187,500 for the year ended December 31, 2015.  No such bonus was paid for such period, and the disclosure regarding Mr. La Herran’s 2015 compensation has been appropriately adjusted herein.

Narrative to the Summary Compensation Table for Fiscal Year 2016
Employment Agreements
Mr. Bogue and Mr. Pirrello are (and Mr. La Herran was, prior to his resignation on January 15, 2016) party to an employment agreement with the Company.  Mr. Bogue and Mr. Pirrello each entered into an amended and restated employment agreement, effective February 1, 2017 that expires on February 1, 2020 (each, an “Amended and Restated Employment Agreement” and together, the “Amended and Restated Employment Agreements”).  Except as noted below, the material terms of the Amended and Restated Employment Agreements are substantially identical to the employment agreements for each of Mr. Bogue and Mr. Pirrello that were in effect in fiscal 2016 prior to such amendment and restatement.  Additionally, as described below, Mr. Bogue entered into an employment agreement amendment with the Company that will become effective as of, and is subject to and conditioned upon, the consummation of the transaction with Century.  See “—Amendment to Mr. Bogue’s Amended and Restated Employment Agreement.”
Each Amended and Restated Employment Agreement provides for an automatic one-month extension after the expiration of the initial term, unless either party to such employment agreement provides the other with at least 60 days’ prior written notice of non-renewal. The Named Executive Officers’ employment agreements provide for, among other things:
•
an annual base salary of $500,000 for Mr. Bogue and $375,000 for Mr. Pirrello for the fiscal year ended December 31, 2016 (effective February 1, 2017, Mr. Bogue’s annual base salary was increased to $530,000 and Mr. Pirrello’s was increased to $400,000);

•	eligibility for annual cash bonuses based on the satisfaction of performance goals established by our Compensation Committee, with a target bonus equal to 50% of base salary;
•	for Mr. Bogue, participation in the Long-Term Incentive Plan and any subsequent equity incentive plans approved by our Board, with an annual award target equal to 125% of base salary; and
•	participation in employee benefit plans and programs that are maintained from time to time for our senior executive officers.
Under the Named Executive Officers’ employment agreements (including Mr. La Herran’s employment agreement during the period that he served as our Chief Financial Officer), subject to the satisfaction of one or more performance metrics to be determined by our Compensation Committee and approval thereby, Messrs. Bogue and Pirrello are, and Mr. La Herran was, eligible to receive annual cash bonuses targeted at not less than 50% of their annual base salaries. For 2016, it was determined that Messrs. Bogue and Pirrello would receive cash bonuses of $182,639 and $163,363, respectively.
In addition, subject to approval by our Compensation Committee, Messrs. Bogue and Pirrello are, and Mr. La Herran was, eligible to receive long-term equity-based incentive compensation, which, in the case of Mr. Bogue, has a target grant date value equal to not less than 125% of base salary. In fiscal years 2015 and 2016, each of Messrs. Bogue and Pirrello (and La Herran) received awards under the Long-Term Incentive Plan, as discussed below in the section entitled “—Awards Under the UCP, Inc. 2013 Long-Term Incentive Plan.”

Provisions providing for potential payments and other benefits upon a termination of the Named Executive Officers’ employment or a change in control of the Company are discussed below in the section entitled “—Potential Payments upon Termination or Change in Control at Fiscal Year-End 2016.”
The foregoing description of the Amended and Restated Employment Agreements is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Employment Agreements, which are filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2017.
Amendment to Mr. Bogue’s Amended and Restated Employment Agreement
On April 10, 2017, in connection with the transactions contemplated by the Merger Agreement, the Company entered into an employment agreement amendment (the “Employment Agreement Amendment”) with Mr. Bogue. The Employment Agreement Amendment will become effective as of, and is subject to and conditioned upon, the consummation of the transaction with Century.
Under the Employment Agreement Amendment, Mr. Bogue’s current employment agreement will remain in effect, except that:
•	Mr. Bogue’s new title will be Regional President – West, and he no longer will have a contractual right to report to the Board;
•
Mr. Bogue’s annual cash incentive bonus in respect of the 2017 fiscal year will be determined in accordance with the annual performance goals or objectives established as of immediately prior to the closing of the transaction with Century;

•
The current vesting schedule for Mr. Bogue’s unvested RSUs (which currently vest in calendar years 2018 through 2022) will instead vest (after giving effect to their conversion into Century restricted stock units following the transaction with Century) in three installments on each of the 60th day following the closing of the transaction with Century, the first anniversary of the 60th day following the closing of the transaction with Century and the second anniversary of the 60th day following the closing of the transaction with Century, and will also vest in full upon a termination without “cause” or resignation for “good reason”;

•
Mr. Bogue will receive a one-time transaction bonus 60 days following the closing of the transaction with Century equal to three times the sum of his current base salary and average annual bonus for the past three completed fiscal years (such bonus equal to $1,972,639 in total);

•	Any options held by Mr. Bogue shall be canceled for no consideration; and
•
Mr. Bogue’s “change in control” severance arrangements will be eliminated, such that following any termination without “cause” or resignation for “good reason,” Mr. Bogue will be entitled to receive, subject to a release, (i) a severance payment equal to one times his base salary (or, in the event of a termination for good reason and if higher, his base salary prior to the event constituting good reason), and (ii) a Company subsidy for any Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) contribution coverage premiums for twelve months; under his current employment agreement, upon a termination without “cause” or resignation for “good reason” within two years following a “change in control,” Mr. Bogue would have been entitled to a severance payment equal to three times the sum of his base salary and average of his annual bonuses for the three previous fiscal years (or, if such termination occurred absent a “change in control,” two times the sum of his base salary and target annual bonus), and Mr. Bogue would have been entitled to a COBRA subsidy for 24 months following termination.

The foregoing description of the Employment Agreement Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment to Employment Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2017.
Awards Under the UCP, Inc. 2013 Long-Term Incentive Plan
In fiscal year 2016, each of Messrs. Bogue and Pirrello received an award of RSUs under the Long-Term Incentive Plan. Mr. Bogue received 75,107 Class A restricted stock units and Mr. Pirrello received 53,648 Class A restricted stock units. The Class A restricted stock units vest in five installments as follows: 20% vested on January 1, 2017, 20% will vest on January 1, 2018, 20% will vest on January 1, 2019, 20% will vest on January 1, 2020 and 20% will vest on January 1, 2021.  In 2016, no stock options under the Long-Term Incentive Plan were awarded.
In fiscal year 2015, none of Messrs. Bogue, Pirrello or La Herran received any award under the Long-Term Incentive Plan.
Each restricted stock unit granted represents a conditional contractual right to receive one share of our Class A common stock at a specified future date, subject to certain restrictions such as the vesting period. For restricted stock units, the underlying stock is not issued until the time restrictions lapse, at which time the restricted stock unit is settled or, if previously elected, deferred. Restricted stock units do not have voting rights because they are not considered legally issued or outstanding shares of our Class A common stock. Unless provided otherwise by the Board or the Compensation Committee at the time of grant, or in certain other circumstances, the terms of restricted stock units generally include the following:
•	Accelerated Vesting: Accelerated vesting will occur upon termination of employment by the Company without Cause or by the recipient for Good Reason; and
•	Forfeiture: Forfeiture will occur upon termination of employment (other than as discussed immediately above) to the extent the award’s restrictions have not lapsed.
Each stock option granted represents an option to purchase shares of our Class A common stock for a specified purchase price per share during a specified future period, subject to certain restrictions such as the vesting period. For stock options, the underlying stock is not issued until the time restrictions lapse, the options are exercised and the full purchase price is paid. Each stock option award is subject to an expiration date. Stock options do not have voting rights because they are not considered legally issued or outstanding shares of our Class A common stock. Unless provided otherwise by the Board or the Compensation Committee at the time of grant, or in certain other circumstances, the terms of stock options generally include the following:
•	Accelerated Vesting: Accelerated vesting will occur upon termination of employment by the Company without Cause or by the recipient for Good Reason; and
•	Forfeiture: Forfeiture will occur upon termination by the Company with Cause.

For purposes of the Long-Term Incentive Plan and the discussion above:
•
“Cause” generally means, unless otherwise provided in the recipient’s employment agreement, the occurrence of any of the following: (i) the willful and continued failure by the recipient to substantially perform his or her duties with the Company (other than any such failure resulting from his or her incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to the recipient by the Company, which demand specifically identifies the manner in which the Company believes that the recipient has not substantially performed his or her duties; (ii) conviction or plea of guilty to a charge of commission of a felony; or (iii) the commission of dishonest, fraudulent or deceptive acts or practices in connection with the recipient’s employment that are materially injurious to the Company, monetarily or otherwise;

•
“Good Reason” generally means, unless otherwise provided in the recipient’s employment agreement, any of the following actions, if taken without the express written consent of the recipient: (i) a material diminution in the recipient’s base salary; (ii) a material diminution in the recipient’s authority, duties or responsibilities; (iii) requiring the recipient to move his or her place of employment more than 50 miles from his or her place of employment prior to such move; or (iv) a material breach by the Company of any employment agreement between the Company and the recipient; and

•
“Change in Control” generally means the occurrence of a “change in the ownership,” a “change in the effective control” or a “change in the ownership of a substantial portion of the assets” of the Company, as such phrases are defined in the Long-Term Incentive Plan.

Pursuant to Mr. Bogue’s Employment Agreement Amendment, which is subject to and conditioned upon the consummation of the transaction with Century, the terms of his equity awards, including the vesting schedule of his unvested RSUs, will be amended as described above.  See “—Amendment to Mr. Bogue’s Amended and Restated Employment Agreement.”
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2016:
	Number of Securities Underlying Unexercised Options (Exercisable)(1)	Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Dustin L. Bogue	16,476	38,445	16.20	February 26, 2024	88,610(3)	1,067,751

James M. Pirrello	—	—	—	—	53,648(4)	646,458

(1)
Mr. Bogue’s Class A common stock options vest in four installments as follows: 10% vested on February 26, 2015, 20% vested on February 26, 2016, 30% vested on February 26, 2017 and 40% will vest on February 26, 2018.

(2)	Calculated based on the closing price per share of the Company’s Class A common stock of $12.05 on December 31, 2016.

(3)
Mr. Bogue’s 75,107 Class A restricted stock units granted in 2016 vest as follows: 20% vested on January 1, 2017, 20% will vest on January 1, 2018, 20% will vest on January 1, 2019, 20% will vest on January 1, 2020, and 20% will vest on January 1, 2021.  In addition, Mr. Bogue’s remaining Class A restricted stock units vest as follows: 5,787 vested on February 26, 2017 and 7,716 will vest on February 26, 2018.

(4)
Mr. Pirrello’s 53,648 Class A restricted stock units vest as follows: 20% vested on January 1, 2017, 20% will vest on January 1, 2018, 20% will vest on January 1, 2019, 20% will vest on January 1, 2020, and 20% will vest on January 1, 2021.

Potential Payments Upon Termination or Change in Control
Messrs. Bogue and Pirrello are eligible for severance benefits under their employment agreements. Previously, Mr. La Herran, who resigned as our Chief Financial Officer as of January 15, 2016, was entitled to severance benefits under his employment agreement.  In connection with Mr. La Herran’s resignation effective January 15, 2016, the Company and Mr. La Herran entered into a resignation agreement which provided for a lump-sum severance payment in an amount equal to $562,500 and a monthly payment in an amount equal to a portion of the monthly amount of the COBRA continuation coverage premium for such month until the earlier of 12 months after the effective date of Mr. La Herran’s resignation and the date on which he has obtained other substantially similar healthcare coverage.  In addition, Mr. La Herran’s unvested equity awards also vested as of his resignation.
We may terminate the employment of Messrs. Bogue and Pirrello at any time with or without Cause, and such officer may terminate his employment with or without Good Reason. If we terminate Mr. Bogue’s or Mr. Pirrello’s employment for Cause or if such officer resigns without Good Reason, such officer will be entitled to receive any earned but unpaid annual base salary, any earned but unpaid prior-year bonus, reimbursement of certain business expenses incurred but not reimbursed prior to the date of termination, accrued vacation and any other paid time-off pay and any vested benefits that have been earned and accrued prior to the date of termination. If we terminate Mr. Bogue’s or Mr. Pirrello’s employment without Cause, if such officer resigns with Good Reason or if such officer’s employment is terminated due to disability or death, such officer will be entitled to the benefits discussed in the preceding sentence, as well as reimbursement of the COBRA continuation coverage premium under our health and dental plans for a certain period (12 months for Mr. Pirrello and 24 months for Mr. Bogue) or until such date on which he obtains similar health coverage and, if the termination is not due to disability or death, a cash payment in an amount equal to the sum of such officer’s annual base salary plus such officer’s target bonus (provided that such sum shall be multiplied by two for Mr. Bogue and, if such termination occurs within two years after a Change in Control, such sum shall instead be equal to, in the case of Mr. Bogue, three times the sum of his base salary and average of his annual bonuses for the three previous fiscal years, and, for Mr. Pirrello, two times the sum of his base salary and average of his annual bonuses for the three previous fiscal years).
For purposes of the employment agreements between the Company and each of Messrs. Bogue and La Pirrello and the discussion above:
•
“Cause” generally means the occurrence of any of the following: (i) any act or omission that constitutes a material breach by the officer of any of his material obligations under his employment agreement, after a written demand for substantial performance is delivered to him by the Board that specifically identifies the manner in which the Board believes that he has materially breached such obligations and his failure to cure such alleged breach not later than 30 days following his receipt of such notice; (ii) a conviction or plea of guilty to a charge of commission of a felony; (iii) the commission of dishonest, fraudulent or deceptive acts or practices in connection with the officer’s employment that are materially injurious to the Company, monetarily or otherwise; or (iv) the officer’s ongoing willful refusal to follow the proper and lawful directions of the Board after a written demand for substantial performance is delivered to him by the Board that specifically identifies the manner in which the Board believes that he has refused to follow its instructions and his failure to cure such refusal not later than 30 days following his receipt of such notice, subject to certain exceptions;

•
“Good Reason” generally means any of the following actions, if taken without the express written consent of the officer: (i) a material diminution in the officer’s annual base salary, short- or long-term incentive opportunity or employee benefits; (ii) a material diminution in the officer’s authority, duties or responsibilities; (iii) a requirement of the officer to move his place of employment more than 50 miles from his place of employment prior to such move; or (iv) a material breach by the Company of the employment agreement of the officer; and

•
“Change in Control” generally means the occurrence of a “change in the ownership,” a “change in the effective control” or a “change in the ownership of a substantial portion of the assets” of the Company, as such phrases are defined in the employment agreements of the officers.

In addition, under such circumstances, any outstanding awards granted to the officers under the Long-Term Incentive Plan or any subsequent equity incentive plan will vest, terminate or become exercisable, as the case may be, in accordance with their terms. The treatment of such outstanding awards is discussed above in the section entitled “—Narrative to the Summary Compensation Table for Fiscal Year 2016 — Awards Under the UCP, Inc. 2013 Long-Term Incentive Plan.”
Pursuant to Mr. Bogue’s Employment Agreement Amendment, which is subject to and conditioned upon the consummation of the transaction with Century, his “change in control” severance arrangements will be eliminated and the provisions regarding termination without cause and resignation for good reason will be amended as described above.  See “—Amendment to Mr. Bogue’s Amended and Restated Employment Agreement.”
The following tables set forth certain information regarding potential payments and other benefits that would have been provided to each of the Named Executive Officers upon a change in control of the Company or upon a termination of the Named Executive Officers’ employment, as applicable, on December 31, 2016, the last business day of fiscal year 2016, pursuant to the current terms of each Named Executive Officer’s employment agreement and the Long-Term Incentive Plan, each as applicable. For purposes of this section, “CIC” shall mean a change in control of the Company. For purposes of the following tables, equity awards are valued at the closing price per share of Class A common stock of $12.05 as of December 30, 2016.

Post-Employment or Change in Control Payments— Dustin L. Bogue
Executive Payments and Benefits upon Termination/CIC	Termination Without Cause or for Good Reason ($)	Termination Without Cause or for Good Reason following a CIC (Double Trigger) ($)	Death ($)	Disability ($)
Severance(1)	1,590,000	1,972,639	—	—
Benefit Continuation	29,531	29,531	29,531	29,531
Long-term Incentive
—Acceleration of Unvested Stock Options	—	—	—	—
—Acceleration of Unvested equity awards	1,067,751	1,067,751	—	—
Total	2,687,282	3,069,921	29,531	29,531
__________________________________________________
 (1) Amounts reflect an annual base salary of $530,000, effective February 1, 2017 (increased from $500,000 at December 31, 2016).
Post-Employment or Change in Control Payments— James M. Pirrello
Executive Payments and Benefits upon Termination/CIC	Termination Without Cause or for Good Reason ($)	Termination Without Cause or for Good Reason following a CIC (Double Trigger) ($)	Death ($)	Disability ($)
Severance(1)	600,000	1,126,726	—	—
Benefit Continuation	8,769	8,769	8,769	8,769
Long-term Incentive
—Acceleration of Unvested Stock Options	—	—	—	—
—Acceleration of Unvested equity awards	646,458	646,458	—	—
Total	1,255,227	1,781,953	8,769	8,769

__________________________________________________

(1) Amounts reflect an annual base annual salary of $400,000, effective February 1, 2017 (increased from $375,000 at December 31, 2016).
Director Compensation
Each non-employee director receives an annual cash retainer of $60,000, which is payable quarterly. Members of the Audit Committee receive an additional $10,000 per year for such service, while the Chairperson of the Audit Committee receives an additional $20,000 per year for such service. Directors who serve on the Compensation Committee or the Nominating and Corporate Governance Committee receive an additional $5,000 per year for such service, and the Chairperson of each of these committees receives an additional $10,000 per year for such service.

In addition, each non-employee director is entitled to receive an annual RSU award having a value of up to $60,000.  Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors.
The following table sets forth the compensation earned by the Company’s non-employee directors in respect of their services as such during fiscal year 2016. Mr. Bogue, the Company’s only employee director, was not separately compensated for his services as a director.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Michael C. Cortney	42,500(2)	135,000(3)	—	177,500(4)
John R. Hart (5)	—	—	—	—
Peter H. Lori	42,500 (2)	135,000(3)	—	177,500(4)
Eric H. Speron (6)	—	—	—	—
Kathleen R. Wade	35,000 (2)	130,000(3)	—	165,000(4)
Maxim C. W. Webb (5)	—	—	—	—

(1)	Outstanding equity awards for each independent director at fiscal year 2016 end is as follows:
Name	Number of Shares or Units of Stock That Have Not Vested
Michael C. Cortney	12,594
Peter H. Lori	12,594
Kathleen R. Wade	12,274

(2)	Each of Messrs. Cortney and Lori and Ms. Wade elected to receive approximately one-half of their 2016 director’s fees in cash and one-half in RSUs.
(3)
On April 1, 2016, each of Messrs. Cortney and Lori and Ms. Wade received a grant of 7,153 RSUs, which vested on January 1, 2017, in recognition of their service as independent members of the Board.  Each of these awards was valued at $50,000, based on the 30-day volume weighted average price per share of Class A common stock on the NYSE of $6.99 as of March 30, 2016.

On August 4, 2016, each of Messrs. Cortney and Lori received 10,883 RSUs and Ms. Wade received 10,243 RSUs in connection with their service as members of the Board and committees thereof for the second half of 2016 and the first half of 2017.  The awards to Messrs. Cortney and Lori were each valued at $85,000, and the award to Ms. Wade was valued at $80,000, based on the $7.81 closing price per share of Class A common stock on the NYSE on the August 4, 2016 grant date.  One-quarter of these RSUs vested on each of August 5, 2016, November 4, 2016 and February 3, 2017, and one-quarter of these RSUs will vest on May 4, 2017.
(4)
As described in footnote (3) above, this amount includes $42,500 for each of Messrs. Cortney and Lori and $35,000 for Ms. Wade relating to their service as members of the Board during the first half of 2017.

(5)
For as long as PICO beneficially owns shares of any class of our common stock, Messrs. Hart and Webb have agreed to waive any directors’ fees and grants that would otherwise be payable or made, as the case may be, to them in connection with their service on our Board. Mr. Hart resigned as a director of the Company effective December 12, 2016.  In the event that PICO ceases to beneficially own any shares of any class of our common stock, Mr. Webb may elect to receive such fees and grants on a prospective basis.

(6)
Mr. Speron was elected to the Board of the Company, effective as of December 12, 2016.  Mr. Speron is not directly compensated for his service on the Board. The Highland Total Return Fund, which Mr. Speron currently manages, is entitled to receive cash compensation consistent with the amounts paid to the Company’s other non-employee directors in connection with Mr. Speron’s service on the Board. Neither Mr. Speron nor The Highland Total Return Fund received any compensation in 2016 relating to Mr. Speron’s service on the Board.

Compensation Committee Interlocks and Insider Participation
Those directors who were members of our Compensation Committee for some period during fiscal year 2016 included Messrs. Cortney, Hart and Lori. During fiscal year 2016, there were no compensation committee interlocks required to be disclosed. In addition, no member of our Compensation Committee was, during fiscal year 2016 or previously, an officer or employee of the Company or its subsidiaries. During a portion of 2016, Mr. Hart was the President and Chief Executive Officer of PICO, the majority stockholder of the Company, with which the Company was or is party to the arrangements discussed immediately below under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions”.  Mr. Hart resigned as a director of the Company effective December 12, 2016.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 regarding the number of shares of our Class A common stock that may be issued under our equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	400,965	16.20	1,541,466

Equity compensation plans not approved by security holders	—	—	—
Total	400,965	16.20	1,541,466

(1)
The weighted average exercise price only takes account of outstanding options to purchase the Company’s common stock and does not take into account any outstanding restricted stock unit awards, which are settled without payment of any exercise price.

Security Ownership of Certain Beneficial Owners and Management
The following table shows information regarding the beneficial ownership of our common stock by:
•	each person or group who is known by us to own beneficially more than 5% of any class of our common stock;
•	each member of our Board and each of our named executive officers; and
•	all members of our Board and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over with a person exercises sole or shared voting or investment power. Shares of common stock that may be acquired currently or within 60 days of April 12, 2017 through the exercise of any option, warrant or right, the conversion of a security, the power to revoke a trust, discretionary account or similar arrangement or the automatic termination of a trust, discretionary account or similar arrangement are deemed to be outstanding and beneficially owned by the person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Unless otherwise indicated, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.
Unless otherwise indicated, all stockholdings listed in the following table are as of April 12, 2017.
Unless otherwise indicated, the address for each holder listed below is c/o UCP, Inc., 99 Almaden Boulevard, Suite 400, San Jose, California 95113.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock	Percent of Class A Common Stock (1)	Number of Shares of Class B Common Stock Shares	Percent of Class B Common Stock (2)	Number of Total Shares of Common Stock	Percent of Total Common Stock Voting Power(3)
PICO Holdings, Inc.(4)(5)	10,401,722	56.65%	100	100.00%	10,401,822	56.65%
Century Communities, Inc. (6)	10,401,722	56.65%	—	—%	10,401,722	56.65%
Buckingham Capital Management, Inc.(7)	965,535	12.13%	—	—%	965,535	5.26%
Ameriprise Financial, Inc.(8)	840,021	10.56%	—	—%	840,021	4.58%
Craton Capital Management, LLC(9)	783,765	9.85%	—	—%	783,765	4.27%
River Road Asset Management, LLC(10)	752,534	9.46%	—	—%	752,534	4.10%
Wellington Management Group LLP(11)	552,268	6.94%	—	—%	552,268	3.01%
Maxim C. W. Webb(5)(12)	10,401,722	56.65%	100	100.00%	10,401,822	56.65%
Dustin L. Bogue(13)	47,625	*	—	—%	47,625	*
Michael C. Cortney(14)(15)	36,376	*	—	—%	36,376	*
Peter H. Lori(14)(15)	23,273	*	—	—%	23,273	*
Kathleen R. Wade(14)(16)	21,383	*	—	—%	21,383	*
Eric H. Speron(12)(17)	10,476,722	56.83%	100	100.00%	10,476,822	56.83%
James M. Pirrello	6,055	*	—	—%	6,055	%
All directors and executive officers as a group (6 persons)	10,611,434	57.80%	100	100.00%	10,611,534	57.80%

*	Denotes less than 1.0%
(1)	The percentage of beneficial ownership of our Class A common stock is based on 7,958,314 shares of our Class A common stock outstanding as of April 12, 2017.

(2)	The percentage of beneficial ownership of our Class B common stock is based on 100 shares of our Class B common stock outstanding as of April 12, 2017.

(3)
The percentage of beneficial ownership of the total voting power of our common stock represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class and is based on 7,958,414 shares of our common stock outstanding as of April 12, 2017, consisting of 7,958,314 shares of our Class A common stock and 100 shares of our Class B common stock.  PICO and its permitted transferees hold all of the shares of our Class B common stock, which entitle the holder(s), without regard to the number of shares of our Class B common stock held by such holder(s), a number of votes equal to the number of UCP, LLC Series A units held by such holder(s).

(4)
Based on information as of April 10, 2017 set forth in a report on Schedule 13D/A filed with the SEC by PICO on April 11, 2017:  PICO has shared voting power and sole dispositive power over 10,401,722 shares of our Class A common stock. The address of PICO is 7979 Ivanhoe Avenue, Suite 300, La Jolla, California 92037.  Subject to the terms of the Exchange Agreement (as defined herein), PICO and certain of its permitted assignees may from time to time cause us to exchange its UCP, LLC Series A units for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Agreements Related to Our Initial Public Offering—Exchange Agreement.”

(5)
Mr. Webb is the President and Chief Executive Officer and is member of the board of directors of PICO and may be deemed to share voting power and investment control over the shares of our common stock owned by PICO.  Mr. Webb disclaims beneficial ownership of the shares of our common stock owned by PICO except to the extent of any pecuniary interest therein.

(6)
Century may be deemed to have beneficial ownership of such shares of Class A common stock by virtue of the obligations of, including the grant to the Century of a voting proxy by, PICO under a Voting Agreement (as defined herein) for the benefit of Century.  See “Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Proposed Merger of the Company with Century—Voting Agreement.”

(7)
Based on information as of December 31, 2016 set forth in a report on Schedule 13G/A filed with the SEC by Buckingham Capital Management, Inc. on February 13, 2017:  Buckingham Capital Management, Inc. has sole voting power and sole dispositive power over 965,535 shares of our Class A common stock. The address of Buckingham Capital Management, Inc. is 485 Lexington Avenue, Third Floor, New York, New York 10017.

(8)
Based on information as of December 31, 2016 set forth in a report on Schedule 13G/A filed with the SEC by Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC on February 10, 2017:  (i) Ameriprise Financial, Inc. has shared voting power and shared dispositive power over 840,021 shares of our Class A common stock and (ii) Columbia Management Investment Advisers, LLC has shared voting power and shared dispositive power over 840,021 shares of our Class A common stock.  The address of Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, Minnesota 55474.  The address of Columbia Management Investment Advisers, LLC is 225 Franklin St., Boston, Massachusetts 02110.

(9)
Based on information as of December 31, 2016 set forth in a report on Schedule 13G filed with the SEC by Craton Capital Management, LLC on March 9, 2017: Craton Capital Management, LLC has sole voting power and sole dispositive power over 783,765 shares of our Class A common stock. The address of Craton Capital Management is 1528 6th Street, Suite 100, Santa Monica, California 90401.

(10)
Based on information as of December 31, 2016 set forth in a report on Schedule 13G filed with the SEC by River Road Asset Management, LLC (“River Road”) on January 12, 2017, River Road has sole voting power over 531,744 shares of our Class A common stock and sole dispositive power over 752,534 shares of our Class A common stock.  The address of River Road is 462 S. 4th Street, Suite 2000, Louisville, Kentucky 40202.

(11)
Based on information as of December 31, 2016 set forth in a report on Schedule 13G/A filed with the SEC by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP on February 9, 2017:  (i) Wellington Management Group LLP has shared voting power and shared dispositive power over 552,268 shares of our Class A common stock; (ii) Wellington Group Holdings LLP has shared voting power and shared dispositive power over 552,268 shares of our Class A common stock; (iii) Wellington Investment Advisors Holdings LLP has shared voting power and shared dispositive power over 552,268 shares of our Class A common stock; and (iv) Wellington Management Company LLP has shared voting power and shared dispositive power over 552,268 shares of our Class A common stock.  The address of each of Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210.

(12)
For as long as PICO beneficially owns shares of any class of our common stock, Mr. Webb shall waive any directors’ grants that would otherwise be made in connection with his service on our Board. In the event that PICO ceases to beneficially own any shares of any class of our common stock, Mr. Webb may elect to receive such grants on a prospective basis.

Mr. Speron is not directly compensated for his service on our Board. The Highland Total Return Fund, which Mr. Speron currently manages, is entitled to receive cash compensation consistent with the amounts paid to the Company’s other non-employee directors in connection with Mr. Speron’s service on the board.

(13)	Includes Class A common stock options of 5,492, 10,984 and 16,476 that vested on February 26, 2015, February 26, 2016 and February 26, 2017, respectively, of Mr. Bogue and remain unexercised.

(14)	Includes 7,153 Class A Common restricted stock units that vested on January 1, 2017 for each of Messrs. Lori and Cortney and Ms. Wade. See the section entitled “Director Compensation.”

(15)
Includes 2,721 Class A Common restricted stock units that vested on February 3, 2017 and 2,720 Class A Common restricted stock units that will vest on May 4, 2017 for each of Messrs. Lori and Cortney. See the section entitled “Director Compensation.”

(16)
Includes 2,561 Class A Common restricted stock units that vested on February 3, 2017 and 2,560 Class A Common restricted stock units that will vest on May 4, 2017 for Ms. Wade. See the section entitled “Director Compensation.”

(17)
Mr. Speron is a member of the board of directors of PICO and may be deemed to share voting power and investment control over the shares of our common stock owned by PICO.  Additionally, Mr. Speron may be deemed to share voting power and/or investment control over 75,000 shares of Class A common stock held by funds and accounts managed by First Foundation Advisors.  Mr. Speron disclaims beneficial ownership of the shares of our common stock owned by PICO and the funds and accounts managed by First Foundation Advisors except to the extent of any pecuniary interest therein.

Change in Control
As described elsewhere in this Form 10-K/A, on April 10, 2017, we entered into the Merger Agreement pursuant to which we have agreed to merge with a wholly-owned subsidiary of Century.  In the merger, each outstanding share of UCP Class A common stock will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of Century common stock, par value $0.01 per share.  Based on the closing sale price of Century’s common stock as reported on the NYSE on April 10, 2017, the implied value of the total stock and cash consideration to be received by holders of UCP’s Class A common stock in the merger is approximately $11.35 per share.  If this transaction is consummated, it will result in a change in control of us.  For additional information regarding the Merger Agreement and the proposed merger, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Proposed Merger of the Company with Century.”
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
Proposed Merger of the Company with Century
Merger Agreement.  On April 10, 2017, we entered into the Merger Agreement to merge with a wholly-owned subsidiary of Century.  In the merger, each outstanding share of UCP Class A common stock will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of Century common stock, par value $0.01 per share.  Based on the closing sale price of Century’s common stock as reported on the NYSE on April 10, 2017, the implied value of the total stock and cash consideration to be received by holders of UCP’s Class A common stock in the merger is approximately $11.35 per share.  No fractional shares of Century common stock will be issued in the transaction, and the Company’s stockholders will receive cash in lieu of any fractional shares.  The transaction has been unanimously approved by the board of directors of the Company.

The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions, including the adoption of the Merger Agreement by UCP’s stockholders.  The transaction is further subject to the consummation of the exchange (the “Exchange”) immediately prior to the effective time of the transaction by PICO of all of its Series A Units of UCP, LLC, a Delaware limited liability company and subsidiary of the Company (“UCP LLC”), for shares of the Company’s Class A common stock pursuant to and in accordance with the terms of the Exchange Agreement, dated as of July 23, 2013 (the “Exchange Agreement”), by and among the Company, UCP LLC and PICO, with UCP LLC thereafter becoming a wholly-owned subsidiary of the Company.
The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2017.
Voting Agreement.  Concurrently with the execution and delivery of the Merger Agreement, on April 10, 2017, Century, a wholly-owned subsidiary of Century, PICO, the Company and UCP LLC entered into a voting support and transfer restriction agreement (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, PICO agreed, among other things, to vote all outstanding shares of Class A common stock and Class B common stock, par value $0.01 per share, of the Company currently held or thereafter acquired by PICO (the “PICO Shares”) in favor of the adoption of the Merger Agreement and against any proposal by third parties to acquire the Company, and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement, including the Exchange, in each case subject to the limitations set forth in the Voting Agreement. Among other such limitations, PICO’s obligation to vote in favor of the adoption of the Merger Agreement will be reduced to such number of PICO Shares as is equal to 28% of the aggregate outstanding voting power of the Company if the Board changes its recommendation in respect of an Intervening Event (as defined in the Merger Agreement), and the Voting Agreement automatically terminates if the Merger Agreement is terminated (including if the Company terminates the Merger Agreement to accept a Superior Company Proposal).
The foregoing description of the Voting Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2017.
Agreement to Exchange.  Concurrently with the execution and delivery of the Merger Agreement, on April 10, 2017, the Company, UCP LLC and PICO entered into an agreement to exchange (the “Agreement to Exchange”), pursuant to which PICO exercised its right under the Exchange Agreement to effect the Exchange. Under the Agreement to Exchange, the Exchange will occur immediately prior to, and remain subject to the consummation immediately thereafter of, the merger.
The foregoing description of the Agreement to Exchange is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement to Exchange, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2017.
2017 Agreement with PICO
On February 6, 2017, PICO, a stockholder that controls a majority of the voting power of our outstanding common stock, submitted a written notice of its nomination of Mr. Speron and Keith M. Locker for election to our Board at the 2017 Annual Meeting of Stockholders and various governance related proposals to be voted upon at such meeting (the “PICO Notice”).  On March 29, 2017, we entered into an agreement with PICO (the “2017 Agreement with PICO”) with respect to, among other things, the matters set forth in the PICO Notice.

Pursuant to this agreement, we have agreed to, among other things, (i) expand our Board of Directors from six to seven directors immediately prior to the 2017 Annual Meeting of Stockholders and nominate Messrs. Locker and Speron and Ms. Wade to be elected at the 2017 Annual Meeting of Stockholders to serve as directors with a term expiring at our 2020 Annual Meeting of Stockholders; and (ii) submit, recommend and solicit proxies in favor of governance proposals at the 2017 Annual Meeting of Stockholders.  The governance proposals address the declassification of our Board, the calling of special meetings of stockholders, stockholder action by written consent, removal of directors and amendments to our bylaws (collectively, the “Governance Proposals”).  PICO has agreed to, among other things, vote all common stock held by it in favor of each of the Board’s Director Nominees at the 2017 Annual Meeting of Stockholders and in favor of each governance proposal and to withdraw the PICO Notice. In connection with the Agreement, Mr. Locker and all of the incumbent members of the Board except for Messrs. Dustin L. Bogue and Peter H. Lori (whose terms as Class II directors expire at the 2018 Annual Meeting) executed and delivered an irrevocable conditional resignation letter as a director of the Company (the “Resignation Letter”), subject to and conditioned on the effectiveness of a Certificate of Incorporation amendment declassifying the Board and a duly adopted resolution of the Board providing for the reappointment of each of the signatories to the Resignation Letter to the Board immediately following the effective time of their resignations.  As a result, if the declassification proposal is approved at the 2017 Annual Meeting and a Certificate of Incorporation amendment declassifying the Board has taken effect, all duly elected members of the Board will be serving terms expiring at the 2018 Annual Meeting.   The foregoing description of the 2017 Agreement with PICO is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the 2017 Agreement with PICO, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 30, 2017.
The Board has determined to await the result of the special meeting of stockholders at which stockholders will be asked to adopt the Merger Agreement.  If the Merger Agreement is adopted and the transaction with Century is thereafter consummated, there will be no need to hold an annual meeting of stockholders during 2017.  Alternatively, if the Merger Agreement is not approved and the transaction with Century is not consummated, the Board intends to convene an annual meeting of stockholders during 2017 at which the above-described governance matters, among other items, will be presented to stockholders for consideration.
Agreements Related to Our Initial Public Offering
In connection with our Initial Public Offering, which was completed on July 23, 2013, we entered into various agreements governing the relationship among us, PICO, UCP, LLC and certain of our executive officers and directors. The following is a description of certain of these agreements that remain in effect, which description is qualified in its entirety by reference to the full text of those agreements which are filed with the SEC as exhibits to our periodic reports.
UCP, LLC Limited Liability Company Operating Agreement.  Prior to our Initial Public Offering, there were 100 UCP, LLC membership units issued and outstanding, all of which were held by PICO.
Immediately prior to the Initial Public Offering, the Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC was amended and restated to, among other things, reclassify the 100 UCP, LLC membership units held by PICO into UCP, LLC Series A units, designate the Company as the sole managing member of UCP, LLC and establish the UCP, LLC Series B units which are now held solely by the Company. The UCP, LLC Series A units are held solely by PICO and its permitted transferees. The UCP, LLC Series B units rank on parity with the UCP, LLC Series A units as to distribution rights, voting rights and rights upon liquidation, dissolution or winding up. The Company has the right to determine the timing and amount of any distributions, other than tax distributions, to be made to holders of UCP, LLC Series A units and UCP, LLC Series B units. Profits and losses of UCP, LLC are allocated, and all distributions generally are made, pro rata to the holders of UCP, LLC Series A units and UCP, LLC Series B units.

In addition, the Second Amended and Restated Limited Liability Company Operating Agreement of UCP, LLC, dated as of July 23, 2013 (the “Second Amended and Restated Limited Liability Company Operating Agreement”), provides that any UCP, LLC Series A units acquired by the Company from PICO, in accordance with the Exchange Agreement (as such term is defined below), will automatically, and without any further action, be reclassified as UCP, LLC Series B units in connection with such acquisition.
Under the Second Amended and Restated Limited Liability Company Operating Agreement, distributions generally are made to the holders of UCP, LLC Series A units and UCP, LLC Series B units in proportion to the number of units owned by them. In fiscal year 2016, PICO, as the sole holder of the UCP, LLC Series A units, received a distribution equal to approximately $4.8 million and the Company, as the sole holder of the UCP, LLC Series B units, received a distribution equal to approximately $3.7 million.
The holders of membership interests in UCP, LLC, including the Company, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of UCP, LLC. In general, taxable income of UCP, LLC is allocated to PICO and the Company on a pro rata basis in accordance with their respective percentage interests. However, as a result of certain taxable “built-in gains” in the assets of UCP, LLC that existed prior to the Initial Public Offering which, by statute, must be allocated solely to PICO, the Company is expected at times to be allocated a disproportionately smaller amount of net taxable income and PICO is expected to be allocated a disproportionately larger amount of net taxable income. The Second Amended and Restated Limited Liability Company Operating Agreement provides for tax distributions to the members of UCP, LLC, including the Company, subject to available cash, applicable law and contractual restrictions, including pursuant to our debt instruments, and based on certain assumptions, including a combined federal, state and local tax rate of 41% or such other rate determined by the Company to be the highest marginal effective rate of federal, state and local income tax applicable to corporations doing business in California or such other jurisdiction in which UCP, LLC is doing business. Generally, these tax distributions are pro rata in accordance with the respective percentage interests of PICO and the Company and are in an amount sufficient to allow PICO and the Company to pay taxes on their allocable shares of the taxable income of UCP, LLC. If, however, there is insufficient cash to make pro rata tax distributions to PICO and the Company in an amount that would allow PICO and the Company to pay taxes on their allocable shares of the taxable income of UCP, LLC, PICO and the Company would receive distributions in proportion to their respective tax liabilities based upon their allocable shares of UCP, LLC taxable income. In that case, it is expected that PICO would receive a larger proportional distribution than the Company would receive and, in some cases, for instance if all of the taxable income is allocable to PICO, the Company could receive no distributions. In any case in which the Company receives a smaller proportional distribution than PICO, UCP, LLC has an obligation to make future distributions to the Company to eliminate the difference as soon as funds become available and UCP, LLC is required to pay interest to the Company at a prevailing market rate on such difference. As a result of the potential differences in the amount of net taxable income allocable to the Company and to PICO discussed above, it is expected that the Company may receive tax distributions significantly in excess of the Company’s tax liabilities and obligations to make payments under the Tax Receivable Agreement (as such term is defined below). To the extent the Company does not distribute such cash balances as dividends on our Class A common stock and instead, for example, holds such cash balances or lends them to UCP, LLC, PICO would benefit from any value attributable to such accumulated cash balances as a result of its ownership of our Class A common stock following an exchange of its UCP, LLC Series A units, including any exchange upon an acquisition of the Company.

Under the Second Amended and Restated Limited Liability Company Operating Agreement, PICO, as the holder of UCP, LLC Series A units, has certain limited information and consent rights with respect to UCP, LLC in order to enable PICO to satisfy its reporting obligations under both the financial reporting and the federal, state, and local income tax rules applicable to PICO. PICO has the right to receive quarterly sales reports and certain other financial information as well as drafts of UCP, LLC’s tax returns prior to filing. PICO may also inspect our books and records. In addition, certain tax elections of UCP, LLC and certain actions in respect of tax audits require the prior consent of PICO, which is not to be unreasonably withheld or delayed. These special limited information and consent rights of PICO, all of which are non-transferable in nature and subject to confidentiality restrictions, cease to exist if and when PICO and its affiliates hold less than 10% of all units of UCP, LLC.
Under the Second Amended and Restated Limited Liability Company Operating Agreement, PICO may, subject to applicable securities laws, transfer its UCP, LLC Series A units only with the prior consent of the managing member, the Company, which may withhold such consent in its sole discretion. However, transfers of UCP, LLC Series A units by PICO pursuant to the Exchange Agreement as well as certain transfers from PICO to affiliates of PICO will be permitted without the prior consent of the Company. We may impose restrictions on transfers that we determine necessary or advisable so that UCP, LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. If the U.S. Internal Revenue Service (the “IRS”) were to contend successfully that UCP, LLC should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, UCP, LLC would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income.
Exchange Agreement.  We have entered into an Exchange Agreement, dated as of July 23, 2013 (the “Exchange Agreement”), with UCP, LLC and PICO, pursuant to which PICO and certain of its permitted assignees may from time to time, subject to certain terms, cause us to exchange its UCP, LLC Series A units for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. The Exchange Agreement also provides that, subject to certain exceptions, PICO will not have the right to cause us to exchange UCP, LLC Series A units if we determine that such exchange would be prohibited by law or regulation or would violate other agreements to which we may be subject, and that we may impose additional restrictions on exchange that we determine to be necessary or advisable so that UCP, LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. If the IRS were to contend successfully that UCP, LLC should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, UCP, LLC would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income. As PICO exchanges its UCP, LLC Series A units, the Company’s interest in UCP, LLC will be correspondingly increased.
Pursuant to the Voting Agreement, each of the Company, UCP, LLC and PICO has agreed to terminate the Exchange Agreement (without any payments from, or any cost or expense to, any such party) subject to and contingent upon the completion of the proposed merger with Century.
Registration Rights Agreement.  We entered into a Registration Rights Agreement, dated as of July 23, 2013 (the “Registration Rights Agreement”), with PICO with respect to the shares of our Class A common stock (the “Registrable Shares”) that PICO may receive in exchanges made pursuant to the Exchange Agreement. Pursuant to the Registration Rights Agreement, we granted PICO and its direct and indirect transferees shelf registration rights requiring us, subject to the availability of Form S-3, to file a shelf registration statement and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the Registrable Shares registered for resale, regardless of whether Form S-3 is available to use, and, in certain circumstances, the right to “piggy-back” the Registrable Shares in registration statements we might file in connection with any future public offering.

Notwithstanding the foregoing, such registration is subject to cutback provisions, and we are permitted to suspend the use, from time to time, of the prospectus that is part of the registration statement and therefore suspend sales under the registration statement for certain periods, referred to as “blackout periods.” The Registration Rights Agreement also provides that we pay certain expenses of PICO (and its transferees, if any) relating to such registrations and indemnify such parties against certain liabilities that may arise under the Securities Act of 1933.
On August 7, 2014, pursuant to our obligations under the Registration Rights Agreement, we filed a registration statement on Form S-3 to register up to 10,593,000 shares of Class A common stock issuable upon exchange of an equivalent number of UCP, LLC Series A units. This registration statement was declared effective by the SEC on August 15, 2014.
Pursuant to the Voting Agreement, each of the Company and PICO has agreed to terminate the Registration Rights Agreement (without any payments from, or any cost or expense to, any such party) subject to and contingent upon the completion of the proposed merger with Century.
Investor Rights Agreement.  We have entered into the Investor Rights Agreement with PICO, pursuant to which PICO has the right to nominate one individual for election to the Board for as long as it owns at least 10%, but less than 25%, of the voting power of the Company’s outstanding common stock and two individuals for election to the Board for as long as it owns at least 25% of the voting power of the Company’s outstanding common stock, in each case excluding shares of our common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares. However, under the Investor Rights Agreement, PICO is not entitled to nominate individuals for election to the Board if their election would result in PICO’s nominees comprising more than one of our directors for as long as it owns at least 10%, but less than 25%, of the voting power of the Company’s outstanding common stock and two of our directors for as long as it owns at least 25% of the voting power of the Company’s outstanding common stock. In the event that any member of our Board nominated by PICO shall for any reason cease to serve as a member of our Board during his or her term of office, the resulting vacancy on the Board will be filled by an individual selected by PICO. Dustin L. Bogue, our President, Chief Executive Officer and a member of our Board, James W. Fletcher, the President of our Northern California Division, and William J. La Herran, our former Chief Financial Officer have agreed to vote all shares of our Class A common stock that they own in favor of PICO nominees in any election of directors for as long as PICO owns at least 10% of the voting power of the Company’s outstanding common stock. PICO is entitled to one vote for each Series A unit of UCP, LLC that it holds, regardless of the number of shares of Class B common stock it holds. In addition, the Investor Rights Agreement obligates us to provide PICO with financial reports and related inspection rights in order to allow PICO to satisfy its reporting and other regulatory obligations. The Investor Rights Agreement will terminate when PICO and its permitted transferees collectively own less than 10% of the voting power of the Company’s outstanding common stock based on the aggregate amount of stock that was issued and outstanding immediately after the completion of our Initial Public Offering or when PICO is no longer required to consolidate our financial condition and results of operations in its financial statements, whichever is later.
In fiscal year 2013, PICO nominated Messrs. Hart and Webb for election to the Board pursuant to its rights under the Investor Rights Agreement. In fiscal year 2014, upon the expiration of Mr. Hart’s initial term as a director, PICO nominated Mr. Hart for reelection to the Board pursuant to its rights under the Investor Rights Agreement, and Mr. Hart was reelected as a director. Mr. Hart resigned as a director of the Company effective December 12, 2016. Upon the resignation of Mr. Hart as a director, PICO nominated Mr. Speron for election to the Board, pursuant to its rights under the Investor Rights Agreement and Mr. Speron was elected to the Board by the Board.  Mr. Speron is currently a Class I director of the Company.  Upon the expiration of Mr. Webb’s initial term in 2016, PICO nominated Mr. Webb for reelection to the Board pursuant to its rights under the Investor Rights Agreement, and Mr. Webb was reelected as a director.

Mr. Webb, a Class III Director of the Company and the Chief Executive Officer and a member of the Board of Directors of PICO, and Mr. Speron, a Class I Director of the Company as of December 12, 2016 and a member of the Board of Directors of PICO, each submitted a conditional resignation letter, dated December 12, 2016, pursuant to which each agreed to resign as a member of the Company’s Board at the time the earliest of any of the following events occur: (i) PICO notifies the Board of the Company in writing that it wishes to select someone other than Mr. Webb or Mr. Speron, as the case may be, for nomination for election to the Board of the Company pursuant to the Investor Rights Agreement; or (ii) PICO Beneficially Owns Voting Securities representing less than 25% of the total voting power of the Company, provided that the Other PICO-Selected UCP Director (as such term is defined in the conditional letters of resignation) has not also resigned; or (iii) PICO beneficially owns voting securities representing less than 10% of the total voting power of the Company.
Tax Receivable Agreement.  Pursuant to the Exchange Agreement, PICO may exchange its UCP, LLC Series A units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. UCP, LLC will make an election under Section 754 of the U.S. Internal Revenue Code of 1986 effective for each taxable year in which an exchange of UCP, LLC Series A units for shares of our Class A common stock occurs, which may result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange of Series A units. Any exchanges may result in increases in the tax basis of the tangible and intangible assets of UCP, LLC that otherwise would not have been available. These increases in tax basis may also decrease gains or increase losses on future dispositions of certain assets to the extent tax basis is allocated to those assets.
We have entered into a Tax Receivable Agreement, dated as of July 23, 2013 (the “Tax Receivable Agreement”), with UCP, LLC and PICO that will provide for a sharing of the value of these tax benefits between us and PICO. Under the Tax Receivable Agreement, the Company will make a payment to PICO of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it realizes as a result of this increase in tax basis. The Company and the holders of its Class A common stock will benefit from the remaining 15% of cash savings, if any, in income tax that is realized by the Company. For purposes of the Tax Receivable Agreement, cash savings in income tax are computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges and had we not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement began upon the completion of our Initial Public Offering and will, subject to certain exceptions discussed below, continue until all such tax benefits have been utilized or expired.
The amount and timing of payments made under the Tax Receivable Agreement, which could be substantial, hinge on any increase in tax basis, which varies depending on a number of factors, including:
•
the timing of any exchanges of UCP, LLC Series A units for shares of our Class A common stock by PICO, as the increase in any tax deductions will vary depending on the fair market value of the depreciable and amortizable assets of UCP, LLC at the time of any such exchanges, and this value may fluctuate over time;

•
the price of our Class A common stock at the time of any exchanges of UCP, LLC Series A units for shares of our Class A common stock, since the increase in our share of the basis in the assets of UCP, LLC, as well as the increase in any tax deductions, will be related to the price of our Class A common stock at the time of any such exchanges;

•	the tax rates in effect at the time we use the increased amortization and depreciation deductions or realize other tax benefits; and
•	the amount, character and timing of our taxable income.
Under the Tax Receivable Agreement, we are required to pay 85% of the tax savings, as and if realized. Except in certain circumstances, if we do not have taxable income in a given taxable year, we are not be required to make payments under the Tax Receivable Agreement for that taxable year because no tax savings have been realized.
While the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, we expect that, as a result of the size of the increases of the tangible and intangible assets of UCP, LLC attributable to our interest in UCP, LLC during the expected term of the Tax Receivable Agreement, the payments that we may make to PICO will be substantial.
There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by UCP, LLC are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid its taxes and other obligations. In this regard, the Tax Receivable Agreement will give us some flexibility to defer certain payment obligations that are in excess of our then available cash.
We are not aware of any issue that would cause the IRS to challenge a tax basis increase; however, if the IRS were successful in making such a challenge, PICO would not reimburse us for any payments previously made under the Tax Receivable Agreement. As a result, in certain circumstances we could make payments to PICO under the Tax Receivable Agreement in excess of our cash tax savings. PICO will receive 85% of any of our cash tax savings, leaving us with 15% of the benefits of the tax savings.
The effects of the Tax Receivable Agreement on our consolidated balance sheet if PICO or its permitted transferees elect to exchange all or a portion of their UCP, LLC Series A units for our Class A common stock will be as follows:
•
we will record an increase in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by UCP, LLC based on enacted federal, state and local income tax rates at the date of the relevant transaction. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of our expected future earnings, we will reduce the deferred tax asset with a valuation allowance;

•
we will record 85% of the estimated realizable tax benefit resulting from the increase in the tax basis of the UCP, LLC Series A units obtained as noted above and certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement as an increase payable to a related person pursuant to Tax Receivable Agreement; and

•
we will record an increase to additional paid-in capital in an amount equal to the difference between the increase in deferred tax assets and the increase in liability due to our existing owners (i.e., PICO) under the Tax Receivable Agreement.

We have the right to terminate the Tax Receivable Agreement at any time. In addition, the Tax Receivable Agreement will terminate early if we or our successors breach our obligations under the Tax Receivable Agreement or upon certain mergers, asset sales, other forms of business combinations or other changes of control. If we exercise our right to terminate the Tax Receivable Agreement or if the Tax Receivable Agreement is terminated early in accordance with its terms, our or our successor’s payment obligations under the Tax Receivable Agreement with respect to UCP, LLC Series A units would be accelerated and would become due and payable based on certain assumptions, including that (i) all the UCP, LLC Series A units are deemed exchanged for their fair value, (ii) we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and (iii) the subsidiaries of UCP, LLC will sell certain nonamortizable assets and realize certain related tax benefits no later than a specified date. In each of these instances, based on the foregoing assumptions, we would be required to make an immediate payment to the holders of such UCP, LLC Series A units equal to the present value of the anticipated future tax benefits, discounted over the applicable amortization and depreciation periods for the assets the tax bases of which are stepped up, which could be as long as 15 years in respect of intangibles and goodwill, at a uniform discount rate equal to LIBOR plus 100 basis points. The benefits would be payable even though, in certain circumstances, no UCP, LLC Series A units are actually exchanged at the time of the accelerated payment under the Tax Receivable Agreement, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the Tax Receivable Agreement.
Decisions made by PICO in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that we are required to make to PICO under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase PICO’s tax liability without giving rise to any obligations to make payments under the Tax Receivable Agreement.
Payments are generally due under the Tax Receivable Agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 300 basis points from the due date, without extensions, of such tax return. However, we may defer payments under the Tax Receivable Agreement to the extent we do not have available cash to satisfy our payment obligations under the Tax Receivable Agreement. Such deferred payments would accrue interest at a rate of LIBOR plus 300 basis points.
In fiscal year 2016, no payments were due under the Tax Receivable Agreement.
Pursuant to the Voting Agreement, each of the Company, UCP, LLC and PICO has agreed to terminate the Tax Receivable Agreement (without any payments from, or any cost or expense to, any such party) subject to and contingent upon the completion of the proposed merger with Century.

Related Person Transactions Policy
Our Board has adopted a written policy concerning the review and approval of certain conflicts of interest, which is included in the Company’s Code of Business Conduct and Ethics. Our disinterested and independent directors review and approve by a majority vote any transaction by the Company in which a director, officer or employee of the Company, and in some cases members of their families, have an interest. When an individual becomes aware that he or she could be involved in a potential conflict of interest, the individual is required to provide notice to his or her supervisor or the Company’s General Counsel of the facts and circumstances of the transaction. Upon determining that the transaction is appropriate for review, the transaction is submitted to our disinterested and independent directors for consideration. Our disinterested and independent directors consider all relevant facts and circumstances of the transaction before voting on its approval.
In fiscal year 2016, no related person transactions were made.
Independence of the Board of Directors and Controlled Company Exemptions
Pursuant to our Corporate Governance Guidelines, a copy of which is available on our website at www.unioncommunityllc.com, the Board is required to affirmatively determine whether each of our directors is independent under the rules of the NYSE, the principal exchange on which our Class A common stock is traded.
During its annual review of director independence, the Board considers all information it deems relevant, including, without limitation, any transactions and relationships between each director or any member of his or her immediate family and the Company or its subsidiaries or affiliates. The purpose of this review is to determine whether any such transaction or relationship constitutes a “material relationship” that would be inconsistent with a determination that a director is independent. The Board prefers to consider all relevant facts and circumstances in making an independence determination, including, without limitation, applicable independence standards promulgated by the NYSE.
As a result of this review, the Board has affirmatively determined that each of Messrs. Cortney and Lori and Ms. Wade is an independent director under the applicable rules of the NYSE.
Because PICO controls a majority of the voting power of our outstanding common stock, we are a “controlled company” within the meaning of the rules of the NYSE. Under these rules, a controlled company may elect not to comply with certain corporate governance requirements of the NYSE, including:
•	the requirement that a majority of the board of directors consist of independent directors;
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

We utilize certain, but not all, of these exemptions. For example, we do not have a majority of independent directors and our Nominating and Corporate Governance Committee does  not consist entirely of independent directors. However, such committee has a written charter and is subject to annual performance evaluations.
Item 14.	Principal Accounting Fees and Services.
Deloitte & Touche LLP serves as our independent registered public accounting firm. The following table presents fees paid for the audit of our annual consolidated financial statements and all other professional services rendered by Deloitte & Touche LLP for the fiscal years ended December 31, 2016 and 2015.
	Year Ended December 31,
	2016	2015
Audit fees	$968,904	$893,511
Audit-related fees	20,115	41,150
Tax fees	228,751	211,884
All other fees	2,000	2,000
Total fees	$1,219,770	$1,148,545

Audit Fees. With regard to the fiscal years ended December 31, 2016 and 2015, audit fees relate principally to the audit of the Company’s consolidated financial statements and reviews of the Company’s quarterly consolidated financial statements.
Audit-Related Fees. With regard to the fiscal year ended December 31, 2016, audit-related fees relate principally to services in connection with filing registration statements with the SEC and potential acquisitions; with regard to the fiscal year ended December 31, 2015, audit-related fees relate principally to services in connection with accounting systems implementation.
Tax Fees. With regard to the fiscal years ended December 31, 2016 and 2015, tax fees relate principally to professional services for tax compliance and tax planning, including assistance with respect to United States federal, state and local tax return preparation.
All Other Fees. With regard to the fiscal years ended December 31, 2016 and 2015, all other fees relate principally to a subscription to an online accounting research tool service.
The services provided by Deloitte & Touche LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of the above-noted services is compatible with maintaining the independence of our independent registered public accounting firm and has determined that the provision of such services has not adversely affected Deloitte & Touche LLP’s independence.
Pursuant to its charter, the Audit Committee or its chairperson is responsible for pre-approving all audit and non-audit services provided to the Company by its independent registered public accounting firm.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  April 28, 2017
UCP, INC.

/s/ Dustin L. Bogue
Name: Dustin L. Bogue
Title: President, Chief Executive Officer and Director

Exhibit Index
Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 10, 2017, among Century Communities, Inc., Casa Acquisition Corp., and UCP, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed April 11, 2017))
3.1
Amended & Restated Certificate of Incorporation of UCP, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))

3.2	Amended and Restated Bylaws of UCP, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))
3.3	Amendment to the Amended and Restated Bylaws of UCP, Inc., dated December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 30, 2016))
3.4	Amendment to the Amended and Restated Bylaws, as amended, of UCP, Inc., effective April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed April 11, 2017))
4.1	Specimen Class A Common Stock Certificate of UCP, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (filed May 21, 2013))
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

4.4	Form of 8.5% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed October 23, 2014))
10.1*	UCP, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (filed May 12, 2014))
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

10.7	Purchase and Sale Agreement, dated as of March 25, 2014, between UCP, LLC and

1

Exhibit Number	Exhibit Description
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
10.13*
Amended and Restated Employment Agreement, dated as of February 1, 2017, between UCP, Inc. and Dustin L. Bogue (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 3, 2017))

10.14*
Amended and Restated Employment Agreement, dated as of February 1, 2017, between UCP, Inc. and James M. Pirrello (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 3, 2017))

10.15
Agreement, made and entered into as of March 29, 2017, by and between PICO Holdings, Inc. and UCP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 30, 2017))

10.16
Voting Support and Transfer Restriction Agreement, dated April 10, 2017, by and among Century Communities, Inc., PICO Holdings, Inc., UCP, Inc. and UCP, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 11, 2017))

10.17
Agreement to Exchange, entered into as of April 10, 2017, by and among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 11, 2017))

10.18*
Amendment to Employment Agreement, dated April 10, 2017, by and between Dustin L. Bogue and UCP, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 11, 2017))

21.1	List of subsidiaries of UCP, Inc. (incorporated by reference to Exhibit 21.1 to the Original 2016 Form 10-K)
23.1	Consent of Deloitte & Touche LLP on UCP, Inc. (incorporated by reference to Exhibit 23.1 to the Original 2016 Form 10-K)
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

32.1	Certification of Dustin L. Bogue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated

2

Exhibit Number	Exhibit Description
by reference to Exhibit 32.1 to the Original 2016 Form 10-K)
32.2
Certification of James M. Pirrello, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original 2016 Form 10-K)

101
The following financial information from UCP, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 has been filed with the SEC on March 3, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text

*  Items constituting management contracts or compensatory plans or arrangements.

3