Form 10-Q
period 2017-03-31
UCP, Inc.
filed 2017-05-05
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 3, 2017, the registrant had 7,958,314 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, INC.
FORM 10-Q

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$34,270	$40,931
Restricted cash	1,547	1,547
Total cash, cash equivalents and restricted cash	35,817	42,478
Real estate inventories	389,379	373,207
Fixed assets, net	855	883
Intangible assets, net	82	101
Receivables	3,677	5,628
Deferred tax assets, net	5,227	5,482
Other assets	7,081	6,327
Total assets	$442,118	$434,106

Liabilities and equity
Accounts payable	$16,533	$18,435
Accrued liabilities	30,998	25,342
Customer deposits	4,526	2,449
Notes payable, net	87,001	86,658
Senior notes, net	74,550	74,336
Total liabilities	213,608	207,220

Commitments and contingencies (Note 11)

Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding as of March 31, 2017; no shares issued and outstanding as of December 31, 2016	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 8,104,660 issued and 7,958,314 outstanding as of March 31, 2017; 8,042,834 issued and 7,896,488 outstanding as of December 31, 2016	81	80
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding as of March 31, 2017; 100 issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	97,532	97,123
Treasury stock at cost; 146,346 shares as of March 31, 2017; 146,346 as of December 31, 2016	(1,250)	(1,250)
Accumulated earnings	5,821	4,675
Total UCP, Inc. stockholders’ equity	102,184	100,628
Noncontrolling interest	126,326	126,258
Total equity	228,510	226,886
Total liabilities and equity	$442,118	$434,106

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Homebuilding	$94,002	$68,225
Land development	496	—
Total revenue:	94,498	68,225

COSTS AND EXPENSES:
Cost of sales - homebuilding	76,653	56,206
Cost of sales - land development	475	461
Impairment on real estate	102	—
Total cost of sales	77,230	56,667
Gross margin - homebuilding	17,349	12,019
Gross margin - land development	21	(461)
Gross margin - impairment on real estate	(102)	—
Total gross margin	17,268	11,558
Sales and marketing	5,149	4,076
General and administrative	8,502	7,275
Total expenses	13,651	11,351
Income from operations	3,617	207
Other income, net	460	28
Net income before income taxes	$4,077	$235
Provision for income taxes	(621)	(5)
Net income	$3,456	$230
Net income attributable to noncontrolling interest	$2,310	$134
Net income attributable to UCP, Inc.	1,146	96
Other comprehensive income, net of tax	—	—
Comprehensive income	$3,456	$230
Comprehensive income attributable to noncontrolling interest	$2,310	$134
Comprehensive income attributable to UCP, Inc.	$1,146	$96

Earnings per share of Class A common stock:
Basic	$0.14	$0.01
Diluted	$0.14	$0.01

Weighted average shares of Class A common stock:
Basic	7,950,723	8,021,747
Diluted	8,102,962	8,022,601

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	UCP, Inc. Shareholders’ Equity
	Shares of common stock outstanding		Common stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Noncontrolling interest	Total equity
	Class A	Class B	Class A	Class B
Balance as of December 31, 2015	8,014,434	100	$80	$—	$94,683	$—	$(4,563)	$127,208	$217,408
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	11,157				(20)			(25)	(45)
Stock-based compensation expense					80			105	185
Net income							96	134	230
Balance as of March 31, 2016	8,025,591	100	$80	$—	$94,743	$—	$(4,467)	$127,422	$217,778

Balance as of December 31, 2016	7,896,488	100	$80	$—	$97,123	$(1,250)	$4,675	$126,258	$226,886
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	61,826		1		(122)			(158)	(279)
Re-allocation from stock issuances					411			(411)	—
Stock-based compensation expense					181			236	417
Excess income tax benefit from stock based awards					(61)				(61)
Distribution to noncontrolling interest								(1,909)	(1,909)
Net income							1,146	2,310	3,456
Balance as of March 31, 2017	7,958,314	100	$81	$—	$97,532	$(1,250)	$5,821	$126,326	$228,510

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating activities
Net income	$3,456	$230
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	417	185
Excess income tax benefit from stock based awards	(61)	—
Abandonment charges	102	419
Impairment on real estate inventories	102	—
Depreciation and amortization	143	156
Fair value adjustment of contingent consideration	—	8
Deferred income taxes, net	255	—
Changes in operating assets and liabilities:
Real estate inventories	(15,348)	(10,839)
Receivables	1,951	(71)
Other assets	(740)	1,104
Accounts payable	(1,902)	(2,697)
Accrued liabilities	5,229	(1,230)
Customer deposits	2,077	454
Income taxes payable	427	(64)
Net cash used in operating activities	(3,892)	(12,345)
Investing activities
Purchases of fixed assets	(106)	(22)
Net cash used in investing activities	(106)	(22)
Financing activities
Distribution to noncontrolling interest	(1,909)	—
Proceeds from notes payable	39,771	35,476
Repayment of notes payable	(39,375)	(33,112)
Debt issuance costs	(871)	(12)
Withholding taxes paid for vested RSUs	(279)	(45)
Net cash (used in) provided by financing activities	(2,663)	2,307
Net decrease in cash, cash equivalents and restricted cash	(6,661)	(10,060)
Cash, cash equivalents and restricted cash – beginning of period	42,478	40,729
Cash, cash equivalents and restricted cash – end of period	$35,817	$30,669

Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$10	$6
Issuance of Class A common stock for vested restricted stock units	$1,007	$113

Supplemental cash flow information
Income taxes paid	$—	$70
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

Business Description and Organizational Structure of the Company

The Company is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales. The Company’s homebuilding and land development operations are each segmented into two geographic regions, West and Southeast. We operate in the states of California, Washington, North Carolina, South Carolina and Tennessee.

The Company’s operations began in 2004 and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In 2010, the Company formed Benchmark Communities, LLC, its wholly-owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. On April 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company has agreed to merge with a wholly-owned subsidiary of Century Communities, Inc. (together with its subsidiaries and unless the context otherwise requires, “Century”). In the merger, each outstanding share of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of Century common stock, par value $0.01 per share (“Century Common Stock”). The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions, including the adoption of the Merger Agreement by the Company’s stockholders at a special meeting. See Note 13, “Subsequent Event” to the accompanying unaudited condensed consolidated financial statements for a further discussion of the merger.

The Company is a holding company, whose principal asset is its interest in UCP, LLC, the subsidiary through which it directly and indirectly conducts its business. As of March 31, 2017, the Company held a 43.3% economic interest in UCP, LLC and PICO Holdings, Inc. (“PICO”), a NASDAQ-listed, diversified holding company, held the remaining 56.7% economic interest in UCP, LLC.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s results for the interim periods presented. These consolidated and segment results are not necessarily indicative of the Company’s future performance.

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

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities reported at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s accompanying unaudited condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, cost capitalization, accrued obligations, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2017 and December 31, 2016, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions

Agreements Related to our Initial Public Offering

As of March 31, 2017, PICO holds an economic and voting interest in our Company equal to approximately 56.7%. The Company is party to certain agreements with PICO, including an Exchange Agreement (pursuant to which PICO has the right to cause the Company to exchange PICO’s interests in UCP, LLC for shares of the Company’s Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends, reclassifications and repurchases by UCP of Class A common stock), an Investor Rights Agreement (pursuant to which PICO has certain rights, including the right to select two individuals for nomination for election to the Company’s board of directors (the “Board”) for as long as PICO owns at least a 25% voting interest in the Company), a Tax Receivable Agreement (pursuant to which PICO is entitled to 85% of any cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of any increase in tax basis caused by PICO’s exchange of UCP, LLC interests for shares of the Company’s Class A common stock) and a Registration Rights Agreement, with respect to the shares of Class A common stock that PICO may receive in exchanges made pursuant to the Exchange Agreement. In connection with the pending merger transaction with Century, each of the Company, UCP, LLC and PICO has agreed to terminate the Exchange Agreement, the Tax Receivable Agreement and the Registration Rights Agreement (without any payments from, or any cost or expense to, any such party) subject to and contingent upon the completion of the proposed merger with Century.

Voting Agreement

Concurrently with the execution and delivery of the Merger Agreement, on April 10, 2017, Century, a wholly-owned subsidiary of Century, PICO, the Company and UCP, LLC entered into a voting support and transfer restriction agreement (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, PICO agreed, among other things, to vote all outstanding shares of Class A common stock and Class B common stock, par value $0.01 per share, of the Company currently held or thereafter acquired by PICO (the “PICO Shares”) in favor of the adoption of the Merger Agreement and against any proposal by third parties to acquire the Company, and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement, including the Exchange (as defined below), in each case subject to the limitations set forth in the Voting Agreement. Among other such limitations, PICO’s obligation to vote in favor of the adoption of the Merger Agreement will be reduced to such number of PICO Shares as is equal to 28% of the aggregate outstanding voting power of the Company if the Board changes its recommendation in respect of an Intervening Event (as defined in the Merger Agreement), and the Voting Agreement automatically terminates if the Merger Agreement is terminated (including if the Company terminates the Merger Agreement to accept a Superior Company Proposal, as defined in the Merger Agreement).

The foregoing description of the Voting Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2017.

Agreement to Exchange

Concurrently with the execution and delivery of the Merger Agreement, on April 10, 2017, the Company, UCP, LLC and PICO entered into an agreement to exchange (the “Agreement to Exchange”), pursuant to which PICO exercised its right under the Exchange Agreement to effect the exchange of all of its Series A Units of UCP, LLC for shares of Class A common stock (the “Exchange”). Under the Agreement to Exchange, the Exchange will occur immediately prior to, and remain subject to the consummation immediately thereafter of, the merger.

The foregoing description of the Agreement to Exchange is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement to Exchange, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2017.

2017 Agreement with PICO. On February 6, 2017, PICO submitted a written notice of its nomination of Eric H. Speron (a current Class I director) and Keith M. Locker for election to our Board at the 2017 Annual Meeting of Stockholders and various governance related proposals to be voted upon at such meeting (the “PICO Notice”). On March 29, 2017, we entered into an agreement with PICO (the “2017 Agreement with PICO”) with respect to, among other things, the matters set forth in the

PICO Notice. Pursuant to this agreement, we have agreed to, among other things, (i) expand our Board from six to seven directors immediately prior to the 2017 Annual Meeting of Stockholders and nominate Messrs. Locker and Speron and Kathleen R. Wade (a Current Class I director) to be elected at the 2017 Annual Meeting of Stockholders to serve as directors with a term expiring at our 2020 Annual Meeting of Stockholders; and (ii) submit, recommend and solicit proxies in favor of governance proposals at the 2017 Annual Meeting of Stockholders. The governance proposals address the declassification of our Board, the calling of special meetings of stockholders, stockholder action by written consent, removal of directors and amendments to our bylaws. PICO has agreed to, among other things, vote all common stock held by it in favor of each of the Board’s director nominees at the 2017 Annual Meeting of Stockholders and in favor of each governance proposal and to withdraw the PICO Notice.  The foregoing description of the 2017 Agreement with PICO is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the 2017 Agreement with PICO, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 30, 2017. The Board has determined to await the result of the special meeting of stockholders at which stockholders will be asked to adopt the Merger Agreement. If the Merger Agreement is adopted and the transaction with Century is thereafter consummated, there will be no need to hold an annual meeting of stockholders during 2017. Alternatively, if the Merger Agreement is not approved and the transaction with Century is not consummated, the Board intends to convene an annual meeting of stockholders during 2017 at which the above-described governance matters, among other items, will be presented to stockholders for consideration.

Segment Reporting

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less. The Company has approximately $15.1 million of cash held in money market accounts on its condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Cash items that are restricted as to withdrawal or usage include deposits of $1.5 million as of March 31, 2017 and December 31, 2016, related to a construction loan, credit card agreements, contractor’s license and a letter of credit.

As part of the Company’s adoption of Accounting Standards Update 2016-18 (“ASU 2016-18”), Statement of Cash Flows - Restricted Cash, restricted cash is included as a component of cash, cash equivalents and restricted cash in the accompanying unaudited condensed consolidated statements of cash flows. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents on a retrospective basis. The adoption did not have a material impact on the Company’s unaudited condensed consolidated statements of cash flows during the three months ended March 31, 2017. For the three months ended March 31, 2016, the beginning and ending balances for cash, cash equivalents and restricted cash increased by approximately $0.9 million.

Capitalization of Interest

The Company capitalizes interest to real estate inventories during the period that real estate is undergoing development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are delivered.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2017 and 2016 were $0.2 million and $0.4 million, respectively.

Real Estate Inventories and Cost of Sales

The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and home construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable. Applicable costs incurred after development or construction is substantially complete are charged to sales and marketing or general and administrative (“G&A”) expenses, as appropriate.

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

Impairment and Abandonment of Real Estate Inventories

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

During the three months ended March 31, 2017, approximately $0.1 million of impairment losses were recorded with respect to the Company’s real estate inventories at its Glenmoor community, located in Myrtle Beach, South Carolina (“Glenmoor”). As of March 31, 2017, a model home in the Glenmoor project suffered damages due to a fire resulting in approximately $0.1 million in impairment loss. See Note 8, “Fair Value Disclosures--Non-Financial Instruments Carried at Fair Value--Non-Recurring Estimated Fair Value of Real Estate Inventories” to the accompanying unaudited condensed consolidated financial statements for a further discussion of the impairment of the real estate asset.

No such real estate impairment losses were recorded for the three months ended March 31, 2016.

Abandonment charges during the three months ended March 31, 2017 and 2016 were $0.1 million and $0.4 million, respectively. Abandonment charges are included in cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss for the period in which they were recorded. These charges were related to the Company electing not to proceed with one or more land acquisitions after the incurrence of costs during due diligence.

Intangible Assets

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

Fixed Assets, Net

Fixed assets are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets. Computer software and hardware are depreciated over three to five years, office furniture and fixtures are depreciated over five years, vehicles are depreciated over five years and leasehold improvements are depreciated over the shorter of their useful life or lease term and range from one to five years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Depreciation expense is included in G&A expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

Receivables

The detail of receivables is set forth below (in thousands):

	March 31, 2017	December 31, 2016
Warranty insurance receivables	$1,118	$1,118
Manufacturer rebates	554	454
Reimbursement for land development work	1,760	4,016
Other receivables	245	40
Total	$3,677	$5,628

As of March 31, 2017 and December 31, 2016, the Company had no allowance for doubtful accounts recorded.

Other Assets

The detail of other assets is set forth below (in thousands):

	March 31, 2017	December 31, 2016
Customer deposits in escrow	$4,475	$2,394
Prepaid expenses	942	1,098
Other deposits and prepaid interest	1,595	1,345
Funds held in escrow	—	1,490
Other assets	69	—
Total	$7,081	$6,327

Homebuilding, Land Development Sales and Other Revenues Profit Recognition

In accordance with applicable guidance under Accounting Standards Codification (“ASC”) Topic 360 - Property, Plant, and Equipment, revenue from home sales and other real estate sales is recorded and any profit is recognized when the respective sales are closed. Sales are closed when all conditions of escrow are met, title passes to the buyer, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured and the Company has no continuing involvement with the sold asset. The Company does not offer financing to any buyers. Sales price incentives are accounted for as a reduction of revenues when the sale is recorded. If the earnings process is not complete, the sale and any related profits are deferred for recognition in future periods. Any profit recorded is based on the calculation of cost of sales, which is dependent on an allocation of costs.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which the awards vest in accordance with applicable guidance under ASC Topic 718 - Compensation - Stock Compensation. See Note 9, “Equity--Stock-Based Compensation” to the unaudited condensed consolidated financial statements for further discussion on stock-based compensation.

As part of the Company’s adoption of Accounting Standards Update 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718), the classification for the excess income tax benefit from stock based awards is presented as an operating activity on the accompanying unaudited condensed consolidated statements of cash flows. ASU 2016-09 provides clarification for certain share-based payment transactions and the classification of such transactions on the statement of cash flows and requires all amendments within ASU 2016-09 to be adopted in the same period. The adoption did not have a material impact on the Company’s unaudited condensed consolidated statements of cash flows during the three months ended March 31, 2017 and 2016.

Stock Repurchase Program

Our Board authorized the Stock Repurchase Program on June 6, 2016, to repurchase up to $5.0 million of the Company’s Class A common stock between June 7, 2016 and June 1, 2018. Treasury stock represents shares repurchased under the Stock Repurchase Program, which are reflected as a reduction in Stockholders’ Equity in accordance with ASC Topic 505-30 - Equity - Treasury Stock. The number of shares repurchased is based on the settlement date and factored into our weighted average calculation for earnings per share (“EPS”). See Note 9, “Equity--Stock Repurchase Program” to the unaudited condensed consolidated financial statements for additional information regarding the Stock Repurchase Program.

Warranty Reserves

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

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three months ended March 31,
	2017	2016
Warranty reserves, beginning of period	$5,642	$2,852
Warranty reserves accrued	659	471
Warranty expenditures	(175)	(106)
Warranty reserves, end of period	$6,126	$3,217

Consolidation of Variable Interest Entities

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

Based on the current provisions of the relevant accounting guidance, the Company evaluated its purchase and option agreements for real estate in place as of March 31, 2017 and December 31, 2016. None met consolidation criteria under the accounting guidance.

Income Taxes

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

The Company evaluates deferred tax assets regularly to determine if adjustments to its valuation allowance are required based on all available positive and negative evidence to consider whether it is more likely than not that any of the deferred tax assets will be realized. If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded.

During the three months ended December 31, 2016, the Company evaluated all available evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration. Upon completing this evaluation, the Company concluded that it is more likely than not that the Company will be able to realize its deferred tax assets. As of March 31, 2017, the Company continues to conclude that it is more likely than not that the Company will be able to realize its deferred tax assets.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For each of the periods presented, the Company did not record any interest or penalties related to uncertain tax positions. See Note 12, “Income Taxes” to the unaudited condensed consolidated financial statements for a further discussion of the Company’s income taxes for the applicable period.

Price Participation Interests

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

As of March 31, 2017 and December 31, 2016, the noncontrolling interest reported in the accompanying unaudited condensed consolidated financial statements includes PICO's share of 56.7% and 56.8%, respectively, of the income related to UCP, LLC. See Note 9, "Equity--Noncontrolling Interest" to the unaudited condensed consolidated financial statements for further discussion on noncontrolling interest.

Recently Issued Accounting Standards

There were no new accounting pronouncements as of March 31, 2017 that has had or is expected to have a material impact on the Company’s accompanying unaudited condensed consolidated financial statements. For a further discussion of recently issued accounting standards that are not yet required to be adopted by the Company, see the “Recently Issued Accounting Standards” disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 3, 2017.

2.    INCOME PER SHARE

Basic income per share of Class A common stock is computed by dividing net income or loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income per share of Class A common stock is computed similarly to basic income per share except that the weighted average number of shares of Class A common stock outstanding during the period is increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered Class A common stock equivalents for this purpose. For the three months ended March 31, 2017 and 2016, incremental Class A common stock equivalents of 152,239 and 854 shares, respectively, were included in calculating diluted income per share.

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2017 and 2016 have been computed as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2017	2016
Numerator
Net income attributable to UCP, Inc.	$1,146	$96

Denominator
Weighted average number of shares of Class A common stock outstanding - basic	7,950,723	8,021,747

Effect of dilutive securities:
RSUs	152,239	854
Total shares for purpose of calculating diluted net income per share	8,102,962	8,022,601

Earnings per share:
Net income per share of Class A common stock - basic	$0.14	$0.01
Net income per share of Class A common stock - diluted	$0.14	$0.01

The following RSUs and Options issued were excluded in the computation of diluted EPS for the three months ended March 31, 2017 and 2016 because the effect would be anti-dilutive:

	Three months ended March 31,
	2017	2016
Anti-dilutive securities	454,301	190,329

3.    REAL ESTATE INVENTORIES

Real estate inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Deposits and pre-acquisition costs	$10,223	$9,232
Land held and land under development	113,004	101,609
Finished lots	73,350	86,622
Homes completed or under construction	165,081	148,627
Model homes	27,721	27,117
Total	$389,379	$373,207

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

As of March 31, 2017, the Company had $10.2 million of deposits and pre-acquisition costs for 3,743 lots with an aggregate purchase price of approximately $124.4 million, net of deposits. As of December 31, 2016, the Company had $9.2 million of deposits and pre-acquisition costs for 2,607 lots with an aggregate purchase price of approximately $106.0 million, net of deposits.

As of March 31, 2017 and December 31, 2016, the Company had completed homes included in inventories of approximately $29.8 million and $21.1 million, respectively, as shown in the charts below ($ in millions):

Interest Capitalization

Amounts capitalized to home inventories and land inventories were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Interest expense capitalized as cost of home inventory	$2,662	$2,368
Interest expense capitalized as cost of land inventory	418	575
Total interest expense capitalized	3,080	2,943
Previously capitalized interest expense included in cost of sales - homebuilding	(2,350)	(1,539)
Previously capitalized interest expense included in cost of sales - land development	(11)	—
Net activity of capitalized interest	719	1,404
Capitalized interest expense in beginning inventory	17,659	13,274
Capitalized interest expense in ending inventory	$18,378	$14,678

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss as related sales are recognized.

4.    FIXED ASSETS, NET

Net fixed assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer hardware and software	$2,049	$2,043
Office furniture and equipment and leasehold improvements	933	911
Vehicles	161	83
Total	3,143	3,037
Accumulated depreciation	(2,288)	(2,154)
Fixed assets, net	$855	$883

Depreciation expense for the three months ended March 31, 2017 and 2016 was $135,000 and $147,000, respectively. Depreciation expense is recorded in G&A expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

5.    INTANGIBLE ASSETS

Other purchased intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Ending Balance	Gross Carrying Amount	Accumulated Amortization	Ending Balance
Architectural plans	$170	$(103)	$67	$170	$(94)	$76
Land option	583	(568)	15	583	(558)	25
Total	$753	$(671)	$82	$753	$(652)	$101

Amortization expense for the three months ended March 31, 2017 and 2016 related to the architectural plans was approximately $8,500 for both periods. The architectural plans intangible amortization period is 5 years. Amortization expense is recorded in G&A expenses in the accompanying unaudited cond ensed consolidated statements of operations and comprehensive income or loss. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows:

(in thousands)	December 31,
Remainder of 2017	$25
2018	34
2019	8
Total	$67

Additionally, $10,000 related to land options was capitalized to real estate inventories during the three months ended March 31, 2017, as compared to $20,000 for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, zero and $15,000, respectively, was related to abandonment.

6.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

(in thousands)	March 31, 2017	December 31, 2016
Real estate development cost to complete	$16,674	$10,347
Accrued expenses	5,424	5,855
Warranty reserves (Note 1)	6,126	5,642
Contingent consideration (Note 11)	360	360
Accrued payroll liabilities	2,414	3,138
Total	$30,998	$25,342

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

Certain construction and development debt agreements include provisions that require minimum tangible net worth and liquidity; limit leverage and risk asset ratios; specify maximum loan-to-cost or loan-to-value ratios (whichever is lower). During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the fair value of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of March 31, 2017 and December 31, 2016, the Company had approximately $168.7 million and $164.0 million, respectively, of loan commitments related to its acquisition, development and construction loans (“ADC”). Of the total loan commitments, approximately $81.4 million and $77.2 million, respectively, was available to the Company. As of March 31, 2017 and December 31, 2016, the weighted average interest rate on the Company’s outstanding debt was 6.51% and 6.48%, respectively. Interest rates charged under the Company’s variable rate debt are based on the 30-day London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.75% to 3.75% or the U.S. Prime rate (“Prime”) plus a spread of 0.99%.

The Company’s 2017 Senior Notes (the “2017 Notes”) with $75.0 million in principal outstanding mature in October of 2017, and an additional $30.1 million in ADC loans are also set to mature in the ordinary course of business during 2017. With respect to the $30.1 million in ADC loans, these loans are project specific loans and are scheduled to mature in the ordinary course of closing out of the sales phase for each of these projects and we anticipate the sales proceeds from the designated home closings will provide a more than adequate source of cash for the repayment of these loans. For the 2017 Senior Notes our existing available cash, available borrowing capacity and cash expected to be generated from our backlog of home sales will be sufficient to repay this obligation when due.

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

As of March 31, 2017, the Company was in compliance with the applicable financial covenants under the Indenture and all of its loan agreements.

Notes payable and 2017 Notes consisted of the following (in thousands):

Variable Interest Rate:	March 31, 2017	December 31, 2016
LIBOR + 3.50% through 2017 (a)	3,894	4,693
LIBOR + 3.75% through 2017 (a)	20,558	31,533
Prime + 0.25% through 2018 (b)	2,338	—
LIBOR + 2.75% through 2018 (a)	8,700	10,500
LIBOR + 3.75% through 2018 (a)	42,073	26,444
5.50% through 2017	1,844	2,476
5.00% through 2017	3,807	5,607
Total variable notes payable	$83,214	$81,253

Fixed Interest Rate:	March 31, 2017	December 31, 2016
10.00% through 2017	$—	$1,604
8.00% through 2018	4,000	4,000
Total fixed notes payable	$4,000	$5,604

Senior notes, net of discount	74,911	74,871
Total notes payable and senior notes	$162,125	$161,728

Debt issuance costs (c)	(574)	(734)
Total notes payable and senior notes, net	$161,551	$160,994

(a)	LIBOR is the 30-day London Interbank Offered Rate. As of March 31, 2017, LIBOR was 0.98278%.

(b)	Prime is the U.S Prime Rate. At March 31, 2017, Prime was 4.00%.

(c)	Debt issuance costs for non-revolver loans were $0.6 million and $0.7 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, principal maturities of notes payable and senior notes for the years ending December 31 are as follows:

(in thousands)	December 31,
2017	$105,014
2018	57,111
2019 and thereafter	—
Total	$162,125

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2017 or the year ended December 31, 2016.

The following presents the carrying value and fair value of the Company’s financial instruments that are not carried at fair value:

		March 31, 2017		December 31, 2016
(in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes payable	Level 3	$87,214	$87,458	$86,857	$86,843
2017 notes	Level 3	74,911	74,900	74,871	74,838
Total debt		$162,125	$162,358	$161,728	$161,681

The estimated fair value of the Company's debt is the present value of the contractual debt payments, based on cash flow models, discounted at the then-current interest rates, plus an estimate of the then-current credit spread, which is an estimate of the rate at which the Company could obtain replacement debt. These parameters are Level 3 inputs in the fair value hierarchy. To estimate the contractual cash flows, discount rates, and thereby the debt fair value, the Company considers various internal and external factors including: (1) loan economic data, (2) collateral performance, (3) market interest rate data, (4) the discount curve and implied forward rate curve, and (5) other factors, which may include market, region and asset type evaluations. While the Company considered rates on existing and recently closed loan facilities in addition to the current refinancing fixed rate as of March 31, 2017, these unobservable inputs were not incorporated into its final estimate of fair value.

Recurring Financial Instruments Carried at Fair Value

The following presents the Company’s recurring financial instruments that are carried at fair value (in thousands):

Description	Level 1	Level 2	Level 3	Balance at March 31, 2017
Contingent consideration	—	—	$360	$360

Description	Level 1	Level 2	Level 3	Balance at December 31, 2016
Contingent consideration	—	—	$360	$360

Estimated Fair Value of Contingent Consideration

The change in estimated fair value of the contingent consideration relating to our 2014 acquisition of the assets and liabilities of Citizens Homes, Inc. used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee (the “Citizens Acquisition”) for the three months ended March 31, 2017 and 2016 consisted of the following (in thousands):

Contingent Consideration
Balance as of December 31, 2015	$2,707
Change in fair value	8
Balance as of March 31, 2016	$2,715

Contingent Consideration
Balance as of December 31, 2016	$360
Change in fair value	—
Balance as of March 31, 2017	$360

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

The fair value of the contingent consideration of $0.4 million as of March 31, 2017 was estimated based on applying the weighted probability of achievement of the performance milestones. There was no change in estimated fair value of the contingent consideration for the three months ended March 31, 2017. For the three months ended March 31, 2016, the change in estimated fair value of the contingent consideration was $8,000.

The fair value of the contingent consideration of $0.4 million as of March 31, 2017 was estimated based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted pre-tax net income over the contingent consideration period; (2) revenue appreciation; (3) cost inflation; and (4) sales and marketing and general and administrative (“SG&A”) expenses. The estimated revenue appreciation of 4.5%, cost inflation of 1.5%, and SG&A expenses were applied to forecast adjusted net income over the contingent consideration period.

The fair value of the contingent consideration of $2.7 million as of March 31, 2016 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation. The measurement is based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted pre-tax net income over the contingent consideration period; (2) risk-adjusted discount rate reflecting the risk inherent in the forecast adjusted pre-tax net income; (3) risk-free interest rates; (4) volatility of adjusted pre-tax net income; and (5) the Company’s credit spread. The risk-adjusted discount rate applied to forecast adjusted net income was 12.7% plus the applicable risk-free rate, resulting in a discount rate ranging from 12.7% to 13.2% over the contingent consideration period. The estimated volatility rate of 18.6% and a credit spread of 11.0% were applied to forecast adjusted net income over the contingent consideration period.

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

Non-Recurring Estimated Fair Value of Real Estate Inventories

The following presents the Company’s non-financial instruments that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy (in thousands):

Description	Level 1	Level 2	Level 3	Total Impairment During the Three Months Ended March 31, 2017
Real estate and development costs - Glenmoor model home			$—	$102

Description	Level 1	Level 2	Level 3	Total Impairment During the Year Ended December 31, 2016
Real estate and development costs - Heathers at Westport project			$1,066	$192
Real estate and development costs - Sundance project			$5,782	$2,397

For the three months ended March 31, 2017, the Company had a non-recurring fair value measurement that resulted in a real estate impairment loss at its Glenmoor project in South Carolina. During the three months ended March 31, 2017, the Company recorded an impairment loss of $0.1 million with respect to the Company’s real estate inventories at Glenmoor for the model home that suffered damages due to a fire. The carrying value of Glenmoor model home was written down to its fair value. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying unaudited condensed consolidated financial statements for further discussion on impairment of real estate inventories.

There were no such real estate impairment losses recorded for the three months ended March 31, 2016.

There were no other non-financial fair value measurements for the three months ended March 31, 2017 and year ended December 31, 2016.

9.    EQUITY

Noncontrolling Interest

As of March 31, 2017 and December 31, 2016, the Company held an economic interest in UCP, LLC and is its sole managing member of approximately 43.3% and 43.2%, respectively. The noncontrolling interest reported in the accompanying unaudited condensed consolidated financial statements includes PICO’s 56.7% and 56.8% share of the income related to UCP, LLC as of March 31, 2017 and December 31, 2016, respectively.

The carrying value and ending balance as of March 31, 2017 and December 31, 2016 of the noncontrolling interest was calculated as follows (in thousands):

	March 31, 2017	December 31, 2016
Beginning balance of noncontrolling interest	$126,258	$127,208
Net income attributable to noncontrolling interest	2,310	5,210
Re-allocation of stock issuances	(411)	(1,962)
Stock-based compensation expense attributable to noncontrolling interest	236	657
Stock issuance attributable to noncontrolling interest	(158)	(25)
Distribution to noncontrolling interest	(1,909)	(4,830)
Ending balance of noncontrolling interest	$126,326	$126,258

The distribution to the noncontrolling interest relates to cash distributions, which we refer to as “tax distributions,” that UCP, LLC is obligated to make as noted in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2017.

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

Since inception of the program through March 31, 2017, the Company repurchased an aggregate of 146,346 shares of Class A common stock for total consideration of $1.2 million, inclusive of commissions. The remaining value of shares that may be repurchased under the Stock Repurchase Program as of March 31, 2017 is approximately $3.8 million. For the three months ended March 31, 2017, the Company had no stock repurchases.

Re-Allocation from Stock Issuances

The Company allocates Class A common stock issued in connection with the vesting of RSUs issued under the UCP, Inc. 2013 Long-Term Incentive Plan (the “LTIP”) and stock-based compensation expense between additional paid-in-capital and noncontrolling interest within its accompanying unaudited condensed consolidated statements of equity. The equity allocations for the noncontrolling interest are based on the economic and voting interest percentages of the Company and its noncontrolling interest holder, PICO. Issuances of Class A common stock for RSUs affect the economic and voting interest percentages, which accordingly are adjusted at the end of each issuance period. The economic and voting interest percentages prevailing during the period are used to determine the current period equity allocations for the noncontrolling interest.

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

The RSUs and Options granted to the Company’s employees and certain members of the Company’s board of directors are subject to the following vesting schedule:

Grant period	Award(s) Granted	Grant Recipient(s)	Vesting Schedule
Year ended December 31, 2014	RSUs and Options	Company’s employees
a) 10% vested on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 30% vest on the third anniversary of the grant date, and d) 40% vest on the fourth anniversary of the grant date

Second quarter of 2016	RSUs	Company’s employees
a) 20% vested on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 20% vest on the third anniversary of the grant date, d) 20% vest on the fourth anniversary of the grant date, and e) 20% vest on the fifth anniversary of the grant date

Third quarter of 2016	RSUs	Certain members of the Company’s board of directors	a) 25% vested on August 5, 2016, b) 25% vest on November 4, 2016, c) 25% vest on February 3, 2017, and d) 25% vest on May 4, 2017

First quarter of 2017	RSUs	Company’s employees
a) 20% vested on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 20% vest on the third anniversary of the grant date, d) 20% vest on the fourth anniversary of the grant date, and e) 20% vest on the fifth anniversary of the grant date

The grant-date fair value of the RSUs granted during the three months ended March 31, 2017 was $4.5 million. There were no Options granted during the three months ended March 31, 2017. For the three months ended March 31, 2016, there were no RSUs nor Options granted.

During the three months ended March 31, 2017, the Company recognized $0.4 million of stock-based compensation expense, which was, included in G&A expenses in the accompanying unaudited condensed consolidated statements of operations and other comprehensive income or loss. For the three months ended March 31, 2016, the Company recognized $0.2 million of stock-based compensation expense.

The following table summarizes the Options activity for the three months ended March 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2015	149,605	$16.20	8.20	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at March 31, 2016	149,605	$16.20	7.90	—

Outstanding at December 31, 2016	116,652	$16.20	7.20	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at March 31, 2017	116,652	$16.20	6.90	—

Options vested and exercisable as of March 31, 2017	69,992	$16.20	—	—
Options expected to vest as of March 31, 2017	46,660

(1)
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of March 31, 2017 was $10.15 per share.

The Company uses the Black-Scholes option pricing model to determine the fair value of Options.

The following table summarizes the RSU activity for the three months ended March 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2015	48,531	$15.99
Granted	—	—
Vested	(18,610)	$16.20
Forfeited	—	—
Outstanding and unvested at March 31, 2016	29,921	$15.86

Outstanding and unvested at December 31, 2016	284,313	$8.88
Granted	383,288	$11.70
Vested	(85,387)	$9.22
Forfeited	—	—
Outstanding and unvested at March 31, 2017	582,214	$10.69

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $6.1 million (net of estimated forfeitures) as of March 31, 2017; approximately $5.8 million of the unrecognized compensation costs related to RSUs and $0.3 million related to Options. The compensation expense is expected to be recognized over a weighted average period of 4.4 years for the RSUs and 0.9 years for the Options.

10.    SEGMENT INFORMATION

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

The Company evaluates the performance of the operating segments based on a number of factors, including, but not limited to, gross margin. “Gross Margin” is defined as operating revenues less cost of sales (cost of construction and acquisition, interest, abandonment, impairment and other cost of sales related expenses). Corporate sales, G&A expense and non-segment gains or losses are reflected within overall corporate expenses, as this constitutes the Company’s primary business objective, supporting all segments. Corporate expenses are not particularly identifiable to any one segment.

Financial information relating to reportable segments is as follows:

	Three months ended March 31,
	Revenues		Gross Margin
(in thousands)	2017	2016	2017	2016
Homebuilding
West	$76,969	$56,758	$14,689	$10,313
Southeast	17,033	11,467	2,558	1,706
Total homebuilding	94,002	68,225	17,247	12,019
Land development
West	496	—	21	(122)
Southeast	—	—	—	(339)
Total land development	496	—	21	(461)
Total	$94,498	$68,225	$17,268	$11,558

Reconciliation of gross margin to net income is as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Gross margin	$17,268	$11,558
Sales and marketing	5,149	4,076
General and administrative	8,502	7,275
Income from operations	3,617	207
Other income, net	460	28
Net income before income taxes	4,077	235
Provision for income taxes	(621)	(5)
Net income	$3,456	$230

Total assets for each reportable and operating segment as of March 31, 2017 and December 31, 2016, are shown in the table as follows:

(in thousands)	March 31, 2017	December 31, 2016
Homebuilding
West	$273,893	$225,770
Southeast	59,659	53,359
Total homebuilding	333,552	279,129
Land development
West	55,826	94,078
Southeast	—	—
Total land development	55,826	94,078
Other (a)	52,740	60,899
Total	$442,118	$434,106

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. As of March 31, 2017 and December 31, 2016, the Company did not have any accruals for asserted or unasserted matters.

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

As of March 31, 2017, we had outstanding $10.2 million of cash deposits pertaining to purchase or option contracts for 3,743 lots with an aggregate remaining purchase price of approximately $124.4 million. As of December 31, 2016, we had outstanding $9.2 million of cash deposits pertaining to purchase or option contracts for 2,607 lots with an aggregate remaining purchase price of approximately $106.0 million.

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

During meetings with USFWS, the Company discussed acquiring additional land in the same county to satisfy the mitigation requirements through the purchase and dedication of offsite property. Two specific pieces of agricultural property were identified, and the local USFWS office has informally indicated these properties appear to be suitable to satisfy the mitigation requirements. Based on these discussions, the Company is currently under contract to purchase approximately $955,000. However, the Company is unable to completely quantify the costs until the mitigation requirements are established by USFWS, either through its general modeling tool, or the approval of an individual habitat conservation plan for the project. The purchase costs of mitigation property are included in the appropriate project budgets. Accordingly, no liability has been recorded at March 31, 2017. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

Surety Bonds

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The performance bonds secure the completion of projects and/or support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of March 31, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $23.5 million and $55.2 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond. Performance bonds do not have stated expiration dates. Rather, the Company is released from a performance bond as the underlying performance is completed. We do not expect that a material amount of any currently outstanding performance bonds will be called.

Letter of Credit

As of March 31, 2017, the Company had $0.6 million outstanding in a letter of credit as part a bond offering at East Garrison, located in Monterey, California. The Company had $0.6 million outstanding in a letter of credit as of December 31, 2016.

Operating Leases

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2020 and thereafter. Rent expense for the three months ended March 31, 2017 and 2016 for office space was approximately $0.3 million and $0.4 million, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2017	$685
2018	828
2019	403
2020	275
2021	89
Thereafter	—
Total	$2,280

12.    INCOME TAXES

The effective tax rate for the three months ended March 31, 2017 and 2016 were based on federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, and certain preferential treatment of deductions and credits relating to homebuilding activities.

The Company continues to believe that it will be able to realize its deferred tax assets, therefore no valuation allowance was recorded during the three months ended March 31, 2017. The increase in the year over year income tax provision is primarily as a result of the Company’s full valuation allowance recorded during the three months ended March 31, 2016, as compared to the three months ended March 31, 2017. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” for a further discussion of income taxes.

13.    SUBSEQUENT EVENT

On April 10, 2017, the Company, Century and Casa Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into the Merger Agreement, pursuant to which the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity in the Merger. The Board has unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby and resolved to recommend that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s Class A common stock (excluding any shares (i) owned by the Company, Century, Merger Sub or any of their respective wholly-owned subsidiaries or (ii) held by any stockholder who properly demands and perfects his, her or its appraisal rights with respect to such shares) will be converted into the right to receive and become exchangeable for (A) $5.32 in cash, without any interest thereon (the “Cash Consideration”) and (B) 0.2309 (the “Stock Exchange Ratio”) of a share of Century Common Stock. No fractional shares of Century Common Stock will be issued in the Merger, and Company stockholders will receive cash in lieu of any fractional shares.

The Merger Agreement provides that, at the Effective Time, each option to purchase shares of the Company’s Class A common stock (a “Company Option”) will be converted into an option (an “Adjusted Option”) to purchase shares of Century Common Stock on the same terms and conditions (including vesting terms, conditions and schedules), with the number of such shares of Century Common Stock equal to the product of (i) the total number of shares of the Company’s Class A common stock underlying such Company Option, multiplied by (ii) the Equity Award Exchange Ratio (as defined in the Merger Agreement and below), and with the exercise price of such Adjusted Option equal to the quotient obtained by dividing (i) the exercise price per share applicable to such Company Option, by (ii) the Equity Award Exchange Ratio. Additionally, at the Effective Time, each restricted stock unit with respect to a share of the Company’s Class A common stock (a “Company Restricted Stock Unit”) will be converted into a restricted stock unit with respect to a share of Century Common Stock on the same terms and conditions (including vesting terms, conditions and schedules), and relating to a number of shares of Century Common Stock equal to the product of (i) the number of shares of the Company’s Class A common stock subject to such Company Restricted Stock Unit, multiplied by (ii) the Equity Award Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares of Century Common Stock. As defined in the Merger Agreement, the term “Equity Award Exchange Ratio” shall be equal to the sum of (i) the Stock Exchange Ratio and (ii) the quotient obtained by dividing (x) the Cash Consideration by (y) the average closing sale price of a share of Century Common Stock as reported on the New York Stock Exchange for the five consecutive trading days ending on and including the second complete trading day immediately preceding the closing of the Merger, rounded to the nearest ten-thousandth.

The Merger Agreement contains customary representations and warranties made by each of the Company and Century, and also contains customary pre-closing covenants, including covenants, among others, (i) by the Company to operate its businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without Century’s consent, (ii) by the Company not to solicit, initiate, or knowingly encourage or facilitate and, subject to certain exceptions, not to participate in any discussions or negotiations with, or otherwise knowingly cooperate with, assist, or participate in any effort by, any person (other than Century and Merger Sub) regarding any proposal of an alternative transaction, (iii) by the Company to call and hold a special stockholders meeting and, subject to certain exceptions, require the Board to recommend to the Company’s stockholders that they vote in favor of the adoption of the Merger Agreement and approval of the Merger and (iv) by each of Century, Merger Sub and the Company to use all reasonable efforts to obtain governmental, regulatory and third party approvals.

The Merger Agreement contains certain termination rights for each of the Company and Century, including in the event that (i) the parties mutually agree to termination, (ii) the Merger is not consummated on or before October 15, 2017 (the “Outside Date”), (iii) any law or order permanently prohibits consummation of the Merger, (iv) any condition to the obligation of either party to consummate the Merger becomes incapable of satisfaction before the Outside Date, (v) the requisite approval of the Company’s stockholders is not obtained, (vi) either party is in breach of its respective representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions), (vii) the Board changes its recommendation to the Company’s stockholders or (viii) the Company enters into an agreement providing for a superior alternative transaction.

The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions, including adoption of the Merger Agreement by our stockholders at a special meeting.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may prove to be incorrect or imprecise and may prove to be inaccurate. We do not guarantee that the transactions and events described in any forward-looking statements will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the possibility that the proposed merger transaction with Century will not close, including by the failure to obtain stockholder approvals or the failure to satisfy other closing conditions under the Merger Agreement or by the termination of the Merger Agreement;

•	failure to plan and manage the proposed merger effectively and efficiently;

•	the possibility that the anticipated benefits from the merger may not be realized or may take longer to realize than expected;

•	unexpected costs or unexpected liabilities that may arise from the transactions contemplated by the Merger Agreement, whether or not completed;

•	the outcome of any legal proceedings that may be instituted against us or Century regarding the merger;

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

•
our relationship, and actual and potential conflicts of interest, with PICO, which owns a 56.7% economic interest in our primary operating subsidiary, UCP, LLC, as of March 31, 2017 and has commensurate voting power in UCP, Inc.; and

•	availability of, and our ability to retain, qualified personnel.

For a further discussion of these and other factors, see the “Risk Factors” disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 3, 2017 and our Annual Report on Form 10-K/A that was filed with the SEC on April 28, 2017. In light of these risks and uncertainties, the forward-looking statements discussed in this report might not occur. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and our actual results could differ materially from those expressed in any forward-looking statement. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

OVERVIEW

Recent Developments

On April 10, 2017, we entered into the Merger Agreement pursuant to which we have agreed to merge with Century. In the merger, each outstanding share of Class A common stock will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of Century Common Stock. The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions, including the adoption of the Merger Agreement by our stockholders at a special meeting.

Select Operating Metrics

For the three months ended March 31, 2017, as compared to the same period during 2016:

•Consolidated net income increased to $3.5 million as compared to $0.2 million;
•Basic earnings per share of Class A common stock (“EPS”) for the quarter was $0.14 as compared to $0.01;
•Net new home orders increased 20.0% to 270;
•Backlog value increased 29.6% to $176.6 million;
•Home deliveries increased 35.3% to 226;
•Average sales price (“ASP”) of a home closed increased 1.7% to $416,000 per home;
•Homebuilding revenue increased by $25.8 million, or 37.8%, to $94.0 million;
•Consolidated gross margin increased by 140 basis points to 18.3%;
•Homebuilding gross margin increased by 70 basis points to 18.3%;
•As a percentage of total revenue, sales and marketing expenses decreased to 5.4% from 6.0%; and
•As a percentage of total revenue, general and administrative (“G&A”) expenses decreased to 9.0% from 10.7%.

During the three months ended March 31, 2017, our homebuilding revenues increased by $25.8 million, or 37.8%, to $94.0 million, as compared to $68.2 million for the three months ended March 31, 2016. The growth in homebuilding revenue was primarily due to the 35.3% increase in homes delivered and the 1.7% increase in ASP of homes delivered during the three months ended March 31, 2017. Homes delivered during the three months ended March 31, 2017 increased to 226 homes delivered as compared to 167 homes delivered during the three months ended March 31, 2016. The ASP of homes delivered increased to $416,000 as compared to $409,000 during the three months ended March 31, 2016.

As a result of strong market demand, we have been able to reduce our use of sales incentives. For the three months ended March 31, 2017, sales incentives accounted for 2.2% of revenues down from 2.5% for the three months ended March 31, 2016. The most significant decline in the use of sales incentives was in our North Carolina, Central Valley, the Pacific Northwest and Tennessee divisions partially offset by increases in our Southern California and South Carolina divisions. The Bay Area division remained relatively flat, with only a small decrease. Sales incentives are a reduction to revenue as we record sales incentives as a reduction in the sales price of a home.

Our land development segment revenues, given our opportunistic strategy towards this business segment, vary from quarter to quarter. Land development segment revenue increased to $0.5 million during the three months ended March 31, 2017, as compared to no land development revenue during the three months ended March 31, 2016 as a result of a single lot sale and the recognition of deferred revenue associated with a previous land sale. We regularly analyze the highest and best use of each of our land holdings. Through the first quarter of 2017, we determined that there were no opportunities for additional land sales at margins that justified foregoing the margins available from building homes through our homebuilding operations, Benchmark Communities.

Consolidated net income was $3.5 million for the three months ended March 31, 2017, as compared to $0.2 million for the three months ended March 31, 2016. The increase of $3.2 million in net income was primarily due to an increase in home deliveries during the three months ended March 31, 2017 that drove homebuilding revenue growth to $94.0 million from $68.2 million for the three months ended March 31, 2016.

Furthermore, our consolidated net income during the three months ended March 31, 2017 was positively impacted by our ability to increase revenue while maintaining sales and marketing and general and administrative (“SG&A”) expenses, which improved by 13.3%, to 14.4% of total revenue during the three months ended March 31, 2017 from 16.6% during the three months ended March 31, 2016. The combination of increased unit deliveries and revenue during the three months ended March 31, 2017 with a focus on managing our SG&A expenses reduced our operating expenses as a percentage of revenue.

We continue to focus our efforts on allocating capital in order to enhance our return metrics. Each new opportunity is evaluated on its ability to meet our risk-adjusted return thresholds. We require higher returns when we take additional risk by entitling and developing land, while we will accept slightly lower returns when we are purchasing finished lots on an option basis. Our focus is on return metrics including internal rate of return, return on assets, return on equity and return on invested capital. Once underway, our focus is on effectively managing our existing communities, inventory and absorption pace in order to seek improved gross margins. Our approach is proactive and focused on identifying operational efficiencies across all of our operations, including our corporate office.

Backlog consists of homes under contract that have not yet been delivered. Our backlog value as of March 31, 2017 was $176.6 million, representing approximately a $40.4 million increase, or 29.6%, as compared to our March 31, 2016 backlog of $136.2 million. The increase in backlog value was primarily due to strong new orders growth for the three months ended March 31, 2017. The number of homes in backlog increased by 99 homes to 406 homes in backlog, representing an increase of 32.2%, as of March 31, 2017 as compared to 307 homes in backlog as of March 31, 2016. The ASP of each home in backlog decreased by 2.0% to $435,000 as of March 31, 2017 from $444,000 as of March 31, 2016 as a result of product and geographic mix.

As of March 31, 2017, we had $34.3 million of cash and cash equivalents, excluding restricted cash, on hand. We had outstanding debt of $161.6 million and equity of $228.5 million. As a result, our Debt-to-Capital and Net Debt-to-Capital was 41.4% and 38.4%, respectively. Our Net Debt-to-Capital is a non-GAAP financial measure. See “Liquidity and Capital Resources-Debt-to-Capital and Net Debt-to-Capital Ratios” below for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.

We continue to focus on finding the proper balance between maintaining adequate land positions to provide for continued growth and prudently managing our balance sheet. As such, land investment opportunities that met our underwriting criteria were such that our total lots owned and controlled increased by 1,411 lots. As of March 31, 2017, we owned or controlled a total of 8,049 residential lots, representing a 9.2 year supply based on our delivery of 879 homes for the twelve months ended March 31, 2017.

As of March 31, 2017, we had 560 homes in inventory. Excluding model homes, we had 411 homes under construction and 83 completed homes as shown in the charts below:

Our Business Environment and Current Outlook

During the three months ended March 31, 2017, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates, employment growth and rising consumer confidence. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets.

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

Our operations for the three months ended March 31, 2017 reflect our continued focus on a number of initiatives, including growing our homebuilding operations and revenues (by seeking increased home sales at our existing communities), improving our gross margin percentage, improving our operating efficiency (by seeking to reduce non-revenue-related expenses as a percentage of revenue), and managing our balance sheet (by maintaining appropriate cash balances, real estate inventories and leverage).

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

During the remainder of 2017, we intend to seek revenue growth and increased productivity from our homebuilding operations in both our West and Southeast operating segments, with significant focus on our Southeast operating divisions as well as our Pacific Northwest division as we work to fully leverage our operating expense investment. We also intend to continue our strategy of selectively buying and selling land when we believe that it is opportunistic to do so. We also intend to seek additional regional and corporate-level operating efficiencies. Additionally, we intend to maintain appropriate cash balances and liquidity in order to meet our obligations and provide growth capital for our operations.

RESULTS OF OPERATIONS

Consolidated Financial Data - For the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
(In thousands)	2017	2016	Change
Revenue:
Homebuilding	$94,002	$68,225	$25,777
Land development	496	—	496
Total revenue	94,498	68,225	26,273
Cost of sales:
Homebuilding	76,653	56,206	20,447
Land development	475	461	14
Impairment on real estate	102	—	102
Gross margin	17,268	11,558	5,710
Expenses:
Sales and marketing	5,149	4,076	1,073
General and administrative	8,502	7,275	1,227
Total expenses	13,651	11,351	2,300
Income from operations	3,617	207	3,410
Other income	460	28	432
Net income before tax	$4,077	$235	$3,842
Provision for income taxes	(621)	(5)	(616)
Net income	$3,456	$230	$3,226

Non-GAAP Financial Measures

In addition to results reported in accordance with GAAP, we have provided information in this quarterly report derived from our unaudited condensed consolidated financial statements not prepared in accordance with GAAP. These are considered non-GAAP financial measures and should be construed as supplemental information along with our financial statements prepared in accordance with GAAP. Specifically, we refer to the following non-GAAP financial measures in various sections of this report:

•Adjusted gross margin; and
•Net debt-to-capital ratio

Our reasons for the use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measure calculated and presented in accordance with GAAP are included below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Select Operating Metrics - For the Three Months Ended March 31, 2017 and 2016

Net New Home Orders and Cancellation Rate

(1)    “Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.
(2)    “Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

Net new home orders during the three months ended March 31, 2017 increased by 45 homes, or 20.0%, as compared to the three months ended March 31, 2016. In our West operating segment, net new home orders increased 25.0% during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily in our Bay Area division. The growth in our Bay Area division was a result of strong demand coupled with an increase in active selling communities in our Bay Area division to nine from seven active selling communities during the three months ended March 31, 2017, as compared to the same period in 2016. Net new home orders in our West operating segment also increased in our Southern California division during the three months ended March 31, 2017 with the number of active selling communities remaining constant. Our West operating segment continues to experience strong demand that is exceeding building capacity in many communities. As a result, we continue to limit sales to approximately a six-month supply of backlog.

Our Southeast operating segment experienced an increase of 2.0% during the three months ended March 31, 2017 in net new home orders primarily in our North Carolina and South Carolina divisions, slightly offset with a decrease in net new home orders in our Tennessee division as compared to the three months ended March 31, 2016. Currently, we have no active communities open for sale in Tennessee; we are actively developing land so that we can open new communities for sale late in 2017 and in 2018. We intend to seek additional land purchases in our Southeast operating segment in 2017 to provide adequate land to increase new order activity.

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

The number of average active selling communities for the three months ended March 31, 2017 decreased by one, as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we closed-out two communities, one in each of our South Carolina and Tennessee divisions. There were no new community openings during the three months ended March 31, 2017.

For the three months ended March 31, 2017, we had 18 average active selling communities located in our West operating segment and nine in our Southeast operating segment. For the three months ended March 31, 2016, we had 19 average active selling communities located in our West operating segment and nine in our Southeast operating segment.

Absorption per community per month during the three months ended March 31, 2017 increased by 0.6 homes per community per month as compared to the three months ended March 31, 2016. This was primarily due to growth in absorption to 4.1 homes per community per month in our West operating segment and 1.9 homes per community per month in our Southeast operating segment during the three months ended March 31, 2017 as compared to 3.1 homes per community per month in our West operating segment and 1.8 homes per community per month in our Southeast operating segment during the three months ended March 31, 2016.

Backlog - As of March 31, 2017

Our backlog value as of March 31, 2017 represented an increase of approximately $40.4 million, or 29.6%, as compared to our backlog value as of March 31, 2016. The increase as of March 31, 2017 was due to an increase of 99 unit homes in backlog, partially offset by a decrease of $9,000 in the ASP of homes in backlog as of March 31, 2017 as compared to March 31, 2016. The increase in the number of homes in backlog was a result of an increase of 70 homes in backlog in our West operating segment and an increase of 29 homes in backlog in our Southeast operating segment as of March 31, 2017 as compared to March 31, 2016.

The mix of homes in backlog between our two operating segments changed as of March 31, 2017 as compared to March 31, 2016 (as shown in the charts below):

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

Owned and Controlled Lots - As of March 31, 2017 and December 31, 2016

We owned or controlled, pursuant to purchase or option contracts, the number of lots set forth in the graphs below:

As of March 31, 2017, our total lots owned and controlled increased by 1,411 lots since December 31, 2016. Total owned increased by 275 lots and total controlled increased by 1,136 lots. On a segment basis, our West operating segment increased the total owned and controlled lots by 95 lots and our Southeast operating segments increased the total owned and controlled lots by 1,316 lots.

Of the 8,049 owned and controlled lots as of March 31, 2017, 1,040 lots were finished, 766 lots were under development, 3,098 lots were approved with primary entitlements and 3,073 lots were unentitled, of which 2,948 of the unentitled lots are under our control while we process entitlements, and 72 lots under contract for sale. This increase in the number of controlled lots reflects our strategy of seeking to increase deliveries in our three Southeast divisions and the Pacific Northwest division in order to more fully leverage our operating expense investment. The increase in owned lots during three months ended March 31, 2017 reflects our focus on managing our existing inventory across our geographies with a focus on improving our return metrics. On a segmented basis, our West operating segment decreased the number of owned lots by 153 and our Southeast operating segment increased the number of owned lots by 428. Our West operating segment increased the number of controlled lots by 248 and our Southeast operating segments increased the number of controlled lots by 888.

As of December 31, 2016, our total lots owned and controlled was 6,638 lots, of which 4,031 were owned and 2,607 were controlled. On a segment basis, our West operating segment consisted of 4,075 lots and our Southeast operating segment consisted of 2,563 lots.

Of the 6,638 owned and controlled lots as of December 31, 2016, 1,048 lots were finished, 1,083 lots were under development, 3,747 lots were approved with primary entitlements and 760 lots were unentitled, of which 635 of the unentitled lots are under our control while we process entitlements. Our number of controlled lots reflects our strategy of seeking to increase deliveries in our three Southeast divisions and the Pacific Northwest division in order to more fully leverage our operating expense investment. The number of owned lots as of December 31, 2016 reflects our focus on managing our existing inventory across our geographies with a focus on improving our return metrics. On a segmented basis, our West operating segment had 3,205 owned lots and 870 controlled lots. Our Southeast operating segment had 826 owned lots and 1,737 controlled lots.

(1)	Controlled lots are those subject to a purchase or option contract.

Revenue

For the three months ended March 31, 2017, total revenue increased by $26.3 million, or 38.5%, as compared to the three months ended March 31, 2016. The increase in total revenue was the result of an increase of 59 homes in home deliveries, an increase of $1.7 million in the ASP of homes delivered during the three months ended March 31, 2017 and an increase in land development revenue of $0.5 million, as compared to the three months ended March 31, 2016.

Homebuilding revenue for the three months ended March 31, 2017 increased by $25.8 million, or 37.8%, as compared to the three months ended March 31, 2016. The increase was primarily the result of a 35.3% increase in home deliveries and a 1.7% increase in the ASP of homes delivered to $416,000 during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Of this revenue increase, $1.7 million was related to an increase in ASP and $24.1 million was related to the increase in homes delivered. The increase in ASP during the three months ended March 31, 2017 was primarily the result of an increase in the number of homes delivered in our West operating segment, which accounted for 71.2% of deliveries, or a 40.0% increase, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Land development revenue for the three months ended March 31, 2017 increased by $0.5 million, as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, land development revenue consisted of the sale of one lot in our Red Hawk community and the recognition of deferred revenue in our Meadowood community, both located in Fresno County in California.

Cost of Sales

Cost of sales in our homebuilding segment for the three months ended March 31, 2017 increased by $20.4 million, or 36.4%, as compared to the three months ended March 31, 2016. Of this increase, $19.9 million was due to the increase in the number of homes delivered, and $0.7 million was due to the increase in the ASP and therefore cost per home sold during the three months ended March 31, 2017.

For the three months ended March 31, 2017, cost of sales in our land development segment increased by $14,000, or 3.0%, as compared to the three months ended March 31, 2016. The increase was primarily due to an increase in the number of lots sold and an increase in the average cost per lot sold during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Abandonment charges during the three months ended March 31, 2017 were $0.1 million.

We continuously evaluate our real estate inventories for impairment when conditions exist suggesting that the carrying amount of real estate inventories is not fully recoverable and may exceed its fair value.

Non-GAAP Financial Measures

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

Gross Margin (“GM”) and Adjusted Gross Margin (“Adjusted GM”)

Homebuilding gross margin percentage during the three months ended March 31, 2017, increased 0.7%, as compared to the three months ended March 31, 2016. The increase in homebuilding gross margin during the three months ended March 31, 2017 was primarily due to: (1) our ability to move sales prices higher coupled with our ability to contain the impact of increasing labor and material costs, and (2) the continued shift to more profitable pre-sales homes while reducing the number of sales of unsold homes. Homebuilding adjusted gross margin percentage during the three months ended March 31, 2017, increased 1.1%, as compared to the three months ended March 31, 2016. The increase in homebuilding adjusted gross margin during the three months ended March 31, 2017 was primarily due to lower financing costs.

For the three months ended March 31, 2016, our homebuilding gross margin was 17.6% primarily due to an increase in the average gross margin in our East Garrison master planned community. During the three months ended March 31, 2016, ASP in our West and Southeast operating segments of $494,000 and $221,000, respectively. Homebuilding adjusted gross margin percentage during the three months ended March 31, 2016 was 19.9%.

Land Development Gross Margin

Land development gross margin percentage during the three months ended March 31, 2017 was 4.2%. Land development adjusted gross margin during the three months ended March 31, 2017 was 27.0%. Land development gross margin and adjusted gross margin during the three months ended March 31, 2017 was primarily due to an increase in land development revenue and an increase in the number of lots sold, partially offset by a decision to abandon a number of land acquisition opportunities resulting in $0.1 million in abandonment charges.

For the three months ended March 31, 2016, we did not sell any land, but recognized $0.4 million in abandonment charges, included as part of cost of sales - land development, in our West and Southeast operating segments.

The following table provides a reconciliation of adjusted gross margin information to gross margin information the most comparable GAAP financial measure:

	Three months ended March 31,
(Dollars in thousands)	2017	%	2016	%

Consolidated Gross Margin & Adjusted Gross Margin
Revenue	$94,498	100.0%	$68,225	100.0%
Cost of sales	77,230	81.7%	56,667	83.1%
Gross margin	17,268	18.3%	11,558	16.9%
Add: interest in cost of sales	2,361	2.5%	1,539	2.3%
Add: impairment and abandonment charges	204	0.2%	419	0.6%
Adjusted gross margin(1)	$19,833	21.0%	$13,516	19.8%
Consolidated gross margin percentage	18.3%		16.9%
Consolidated adjusted gross margin percentage(1)	21.0%		19.8%

Homebuilding Gross Margin & Adjusted Gross Margin
Homebuilding revenue	$94,002	100.0%	$68,225	100.0%
Cost of home sales	76,755	81.7%	56,206	82.4%
Homebuilding gross margin	17,247	18.3%	12,019	17.6%
Add: interest in cost of home sales	2,350	2.5%	1,539	2.3%
Add: impairment and abandonment charges	102	0.1%	—	—%
Adjusted homebuilding gross margin(1)	$19,699	21.0%	$13,558	19.9%
Homebuilding gross margin percentage	18.3%		17.6%
Adjusted homebuilding gross margin percentage(1)	21.0%		19.9%

Land Development Gross Margin & Adjusted Gross Margin
Land development revenue	$496	100.0%	$—	—%
Cost of land development sales	475	95.8%	461	—%
Land development gross margin	21	4.2%	(461)	—%
Add: interest in cost of land development	11	2.2%	—	—%
Add: impairment and abandonment charges	102	20.6%	419	—%
Adjusted land development gross margin(1)	$134	27.0%	$(42)	—%
Land development gross margin percentage	4.2%		—%
Adjusted land development gross margin percentage(1)	27.0%		—%

*	Percentages may not add due to rounding.

(1)	Adjusted gross margin, adjusted homebuilding gross margin and adjusted land development gross margin are non-GAAP financial measures.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three months ended March 31, 2017 and 2016 were as follows:

As a percentage of total revenue
	Three months ended March 31,
	2017	2016
Sales and marketing	5.4%	6.0%
G&A	9.0%	10.7%
Total SG&A	14.4%	16.6%

* Percentages may not add due to rounding.

Sales and marketing expense for the three months ended March 31, 2017 increased approximately $1.1 million, or 26.3%, as compared to the three months ended March 31, 2016. The increase in sales and marketing expense was primarily attributable to the 35.3% increase in the number of homes delivered and the associated commission and closing cost expenses on these deliveries, most notably in our West operating segment. As a percentage of total revenue, sales and marketing expenses decreased primarily due to the 38.5% increase in total revenue, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

G&A expenses for the three months ended March 31, 2017 increased by approximately $1.2 million, or 16.9%, as compared to the three months ended March 31, 2016. The primary reason for the increase in G&A expense during the three months ended March 31, 2017 was an increase in bonus expense as a result of the Company’s increased earnings during the quarter coupled with an increase in stock-based compensation and legal fees associated with the merger agreement with Century Communities as compared to the three months ended March 31, 2016. For the three months ended March 31, 2016, we recorded $0.9 million in severance related expenses incurred and an $8,000 reduction in contingent consideration. Contingent consideration is associated with the Citizens Acquisition. As a percentage of revenue, G&A expenses decreased to 9.0% primarily due to the revenue growth and our continued focus to manage G&A expenses tightly.

Other Income

Other income during the three months ended March 31, 2017 increased by approximately $0.4 million, as compared to the three months ended March 31, 2016, primarily due to the extinguishment of debt.

Provision for Income Taxes

For the three months ended March 31, 2017, a provision for income taxes of $621,000 was recorded as compared to $5,000 for the three months ended March 31, 2016. The difference in the amount of taxes recorded period over period is driven primarily as a result of the full valuation allowance we maintained on our deferred tax assets as of March 31, 2016. As of December 31, 2016 we concluded that it was more likely than not that we would realize the benefit of our deferred tax assets and, as such, the valuation allowance was reversed. See Note 12, “Income Taxes” and Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a further discussion of income taxes.

Net Income and Earnings per Share of Class A Common Stock

Our net income and earnings per share of Class A common stock for the three months ended March 31, 2017 and 2016 were as follows:

As a result of the foregoing factors, our net income for the three months ended March 31, 2017 increased $3.2 million, as compared to the three months ended March 31, 2016. The net income attributable to UCP, Inc. for the three months ended March 31, 2017 was $1.1 million, as compared to net income of $0.1 million for the three months ended March 31, 2016.

Net income attributable to UCP, Inc. for the three months ended March 31, 2017 was $1.1 million, as compared to net income of $0.1 million for the three months ended March 31, 2016.

EPS of UCP, Inc. Class A common stock for the three months ended March 31, 2017 was $0.14 per basic and diluted share, as compared to $0.01 per basic share and diluted share for the three months ended March 31, 2016.

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

	Three months ended March 31,
	2017			2016
(Dollars in thousands)	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$76,969	$14,689	19.1%	$56,758	$10,313	18.2%
Southeast	17,033	2,558	15.0%	11,467	1,706	14.9%
Total homebuilding	94,002	17,247	18.3%	68,225	12,019	17.6%
Land development
West	496	21	4.2%	—	(122)	—%
Southeast	—	—	—%	—	(339)	—%
Total land development	496	21	4.2%	—	(461)	—%
Total	$94,498	$17,268	18.3%	$68,225	$11,558	16.9%

As previously discussed, the higher gross margin for the three months ended March 31, 2017, as compared to the same period in 2016, was the result of the Company’s ability to raise sales prices in excess of cost increases.

Homebuilding Operations

The following charts and tables present information concerning homes delivered, ASP and revenue for our homebuilding operations by our West and Southeast operating segments for the three months ended March 31, 2017 and 2016:

The decrease in the ASP of a home delivered in our West operating segment during the three months ended March 31, 2017 was largely a result of product mix with an increase in deliveries in entry level and first-time home buyer markets in the San Francisco Bay area division.

Three Months Ended March 31, 2017
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$76,969	81.9%	161	71.2%	$478
Southeast	17,033	18.1%	65	28.8%	262
Total	$94,002	100.0%	226	100.0%	$416

Three Months Ended March 31, 2016
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$56,758	83.2%	115	68.9%	$494
Southeast	11,467	16.8%	52	31.1%	221
Total	$68,225	100.0%	167	100.0%	$409

For the three months ended March 31, 2017 and 2016, our West operating segment accounted for a majority of the percentage of homes closed. For the three months ended March 31, 2017, the increase in the percentage of homes closed in our West and Southeast operating segments reflect continued strong demand into 2017.

Land Development Operations

The following chart and table presents information concerning revenues and lots sold for our land development operations by our West and Southeast operating segments:

	Three months ended March 31,
	2017		2016
Segment	Land Development Revenue (in thousands)	Lots Sold	Land Development Revenue (in thousands)	Lots Sold
West	$496	1	$—	—
Southeast	—	—	—	—
Total	$496	1	$—	—

For the three months ended March 31, 2017, our West operating segment accounted for a majority of the lots sold.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of capital for the three months ended March 31, 2017 and 2016 are funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity are cash on hand, cash provided by operations and cash provided by financing activities (such as acquisition, development and construction financing). As of March 31, 2017, we had approximately $35.8 million of cash and cash equivalents, which includes $1.5 million of restricted cash. We also had available borrowing capacity on our acquisition, development and construction financing of $81.4 million, of which $6.1 million was immediately available and the remaining balance is available to fund project specific development activities as those progress during 2017.

Our 2017 Senior Notes with $75 million in principal outstanding mature in October of 2017, and an additional $30.1 million in acquisition, development and construction (“ADC”) loans are also set to mature in the ordinary course of business. With respect to the $30.1 million in ADC loans maturing in 2017, these loans are project specific loans and are scheduled to mature in the ordinary course of closing out of the sales phase for each of these projects and we anticipate the sales proceeds from the designated home closings will provide a more than adequate source of cash for the repayment of these loans. For the 2017 Senior Notes, we have various alternatives to meet this obligation when it comes due in October 2017. We believe that we currently have sufficient capital resources to fund our operations for at least the next twelve months including the repayment of this debt obligation when it matures. The sources include available cash, available borrowing capacity and cash being generated from our backlog of home sales. As part of this consideration, we generally have the ability to defer future investment activity, such as acquiring and developing land, or building additional homes for sale where borrowing capacity is currently not available.

We also believe that we have access to new sources of capital, as needed, to fund further investment in our business for land acquisitions and new development activities. As of March 31, 2017, our Debt to Total Capital and Net Debt to Total Capital, was 41.4% and 38.4%, respectively, providing us with significant financial flexibility.

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

As set forth below, as of March 31, 2017, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Minimum Liquidity Test and the Consolidated Tangible Assets Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

(In thousands, except percentages)	As of March 31, 2017	Requirement
Minimum Unlevered Asset Pool Test
Consolidated tangible assets	$423,649
Consolidated tangible assets subject to liens (1)	218,585
Consolidated tangible assets not subject to liens (1)	$205,064	≥ $ 50,000

Minimum Net Worth Test
Consolidated tangible assets	$423,649
Total indebtedness	161,551
Net worth	$262,098	≥ $ 175,000

Minimum Liquidity Test
Cash and cash equivalents	$35,817
Restricted cash (2)	1,547
Unrestricted cash and cash equivalents (2)	$34,270	≥ $ 15,000

Consolidated Tangible Assets Test		Requirement
Consolidated tangible assets as of March 31, 2017	$423,649
Consolidated tangible assets as of January 1, 2017	414,138
Increase in consolidated tangible assets during 2017 (3)	$9,511	Δ ≥ ( $25,000)

Consolidated tangible assets as of March 31, 2017	$423,649
Consolidated tangible assets as of October 21, 2014	293,784
Increase in consolidated tangible assets since October 21, 2014 (3)(4)	$129,865	Δ ≥ ($50,000)

Funded Debt to Tangible Assets Ratio Test
Funded debt as of March 31, 2017	$161,551
Consolidated tangible assets as of March 31, 2017	423,649
Funded debt to tangible assets ratio	38%	≤ 45%

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
In addition, (i) as of March 31, 2017 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended March 31, 2017 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended March 31, 2017 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

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

Debt-to-Capital and Net Debt-to-Capital Ratios

The following table provides a reconciliation of our net debt-to-capital ratio to the most comparable GAAP financial measure:

(Dollars in thousands)	As of March 31, 2017	As of December 31, 2016
Debt	$161,551	$160,994
Equity	228,510	226,886
Total capital	$390,061	$387,880
Ratio of debt-to-capital	41.4%	41.5%
Debt	$161,551	$160,994

Net cash and cash equivalents	$35,817	$42,478
Less: restricted cash and minimum liquidity requirement	16,552	16,547
Unrestricted cash and cash equivalents	$19,265	$25,931

Net debt	$142,286	$135,063
Equity	228,510	226,886
Total adjusted capital	$370,796	$361,949
Ratio of net debt-to-capital (1)	38.4%	37.3%

(1)	The ratio of net debt-to-capital is a non-GAAP financial measure.

Cash Flows - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our comparison of cash flows for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is as follow (in thousands):

Cash flows used in operating activities decreased by $8.5 million as compared to 2016 primarily due to the following:

•
We generated $4.2 million of net income before non-cash expenses of stock-based compensation, impairment and abandonment charges on real estate inventories, as well as, depreciation and amortization as compared to net income before non-cash expenses of $1.0 million for the same period during 2016.

•
We used $15.3 million to finance an increase in real estate inventories, an increase of $4.5 million as compared to the same period during 2016. The increase in inventories during the March 31, 2017 period was primarily attributable to a $16.5 million increase in the amount of homes completed or under construction and $11.4 million increase in the amount of land held and land under development, partially offset by a $13.3 million decrease in finished lots. As of March 31, 2017, we had 560 homes in inventory as compared to 452 homes in inventory as of March 31, 2016.

•
We generated $1.2 million in other assets and receivables during the three months ended March 31, 2017, as compared to $1.0 million we used to finance growth in other assets and receivables during the same period in 2016.

Cash flows used in investing activities increased $0.1 million as compared to 2016 primarily due to the following:

•	We increased our purchases of fixed assets by $0.1 million during the three months ended March 31, 2017, as compared to the same period in 2016.

Cash flows used in financing activities increased $5.0 million as compared to 2016 primarily due to the following:

•
We decreased our net borrowings by $2.0 million as compared to the same period in 2016. The net borrowings during the three months ended March 31, 2017 were proceeds from acquisition, development and construction loans which totaled $39.8 million while repayments on these loans totaled $39.4 million.

•	We incurred $0.9 million in debt issuance costs for the three months ended March 31, 2017, as compared to $12,000 for the same period during 2016.

•
We paid $1.9 million in a cash tax distribution to our noncontrolling interest (i.e. PICO) during the three months ended March 31, 2017. For the same period in 2016, we paid no cash tax distribution to our noncontrolling interest.

As of March 31, 2017, our cash, cash equivalents and restricted cash balance was $35.8 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk related to fluctuations in interest rates on our variable interest rate debt, which consists of our secured acquisition, construction and development loans. As of March 31, 2017, we had approximately $83.2 million of variable interest rate debt outstanding (or 51.3% of total indebtedness) with a weighted average interest rate of 4.64% per annum. If interest rates on our variable interest rate debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $83,000. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the three months ended March 31, 2017. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Based on the current amount and terms of our variable interest rate debt, we do not believe that the future changes in interest rates will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our Class A common stock made during the three months ended March 31, 2017:

Period	Total number of shares of Class A common stock purchased (a)	Average price paid per share of Class A common stock (a)	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs (b)	Maximum dollar value of shares of Class A common stock that may yet be purchased under the plans or programs (c)
January 1 to January 31, 2017	—	$—	—	$3,750,011
February 1 to February 28, 2017	—	$—	—	$3,750,011
March 1 to March 31, 2017	—	$—	—	$3,750,011
Total	—	$—	—	$3,750,011

(a)    Average price paid per share of Class A common stock repurchased, inclusive of commissions.

(b)
These amounts represent shares repurchased by the Company under its Stock Repurchase Program. For additional information regarding stock repurchases, see Note 9, “Equity--Stock Repurchase Program,” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

(c)
Under the Stock Repurchase Program, which was established on June 6, 2016, management is authorized to purchase up to $5.0 million of Class A common stock through June 1, 2018. During the three months ended March 31, 2017, there were no shares of Class A common stock repurchased.

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

10.1*
Amended and Restated Employment Agreement, dated as of February 1, 2017, between UCP, Inc. and Dustin L. Bogue (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 3, 2017))

10.2*
Amended and Restated Employment Agreement, dated as of February 1, 2017, between UCP, Inc. and James M. Pirrello (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 3, 2017))

10.3
Agreement, made and entered into as of March 29, 2017, by and between PICO Holdings, Inc. and UCP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 30, 2017))

10.4
Voting Support and Transfer Restriction Agreement, dated April 10, 2017, by and among Century Communities, Inc., PICO Holdings, Inc., UCP, Inc. and UCP, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 11, 2017))

10.5
Agreement to Exchange, entered into as of April 10, 2017, by and among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 11, 2017))

10.6*
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

UCP, Inc.

Date:	May 5, 2017	By:	/s/	James M. Pirrello

James M. Pirrello
Chief Financial Officer, Chief Accounting Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)