Form 10-Q
period 2017-06-30
UCP, Inc.
filed 2017-08-03
CIK 1572684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 2, 2017, the registrant had 7,966,314 shares of Class A common stock, par value $0.01 per share outstanding and 100 shares of Class B common stock, par value $0.01 per share outstanding.

UCP, INC.
FORM 10-Q

UCP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$30,510	$40,931
Restricted cash	1,547	1,547
Total cash, cash equivalents and restricted cash	32,057	42,478
Real estate inventories	392,347	373,207
Fixed assets, net	745	883
Intangible assets, net	74	101
Receivables	6,962	5,628
Deferred tax assets, net	5,419	5,482
Other assets	6,506	6,327
Total assets	$444,110	$434,106

Liabilities and equity
Accounts payable	$12,293	$18,435
Accrued liabilities	34,015	25,342
Customer deposits	4,485	2,449
Notes payable, net	84,801	86,658
Senior notes, net	74,764	74,336
Total liabilities	210,358	207,220

Commitments and contingencies (Note 11)

Equity
Preferred stock, par value $0.01 per share, 50,000,000 authorized, no shares issued and outstanding as of June 30, 2017; no shares issued and outstanding as of December 31, 2016	—	—
Class A common stock, $0.01 par value; 500,000,000 authorized, 8,112,660 issued and 7,966,314 outstanding as of June 30, 2017; 8,042,834 issued and 7,896,488 outstanding as of December 31, 2016	81	80
Class B common stock, $0.01 par value; 1,000,000 authorized, 100 issued and outstanding as of June 30, 2017; 100 issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	97,697	97,123
Treasury stock at cost; 146,346 shares as of June 30, 2017; 146,346 as of December 31, 2016	(1,250)	(1,250)
Accumulated earnings	7,445	4,675
Total UCP, Inc. stockholders’ equity	103,973	100,628
Noncontrolling interest	129,779	126,258
Total equity	233,752	226,886
Total liabilities and equity	$444,110	$434,106

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Homebuilding	$113,252	$81,415	$207,255	$149,641
Land development	—	1,422	496	1,422
Total revenue:	113,252	82,837	207,751	151,063

COSTS AND EXPENSES:
Cost of sales - homebuilding	91,337	66,370	167,991	122,576
Cost of sales - land development	102	225	577	686
Impairment on real estate	—	2,397	102	2,397
Total cost of sales	91,439	68,992	168,670	125,659
Gross margin - homebuilding	21,915	15,045	39,264	27,065
Gross margin - land development	(102)	1,197	(81)	736
Gross margin - impairment on real estate	—	(2,397)	(102)	(2,397)
Total gross margin	21,813	13,845	39,081	25,404
Sales and marketing	6,219	4,667	11,368	8,743
General and administrative	9,883	7,234	18,385	14,509
Total expenses	16,102	11,901	29,753	23,252
Income from operations	5,711	1,944	9,328	2,152
Other income, net	38	22	498	49
Net income before income taxes	$5,749	$1,966	$9,826	$2,201
Provision for income taxes	(869)	(141)	(1,491)	(147)
Net income	$4,880	$1,825	$8,335	$2,054
Net income attributable to noncontrolling interest	$3,256	$1,119	$5,565	$1,252
Net income attributable to UCP, Inc.	1,624	706	2,770	802
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$4,880	$1,825	$8,335	$2,054
Comprehensive income attributable to noncontrolling interest	$3,256	$1,119	$5,565	$1,252
Comprehensive income attributable to UCP, Inc.	$1,624	$706	$2,770	$802

Earnings per share of Class A common stock:
Basic	$0.20	$0.09	$0.35	$0.10
Diluted	$0.20	$0.09	$0.35	$0.10

Weighted average shares of Class A common stock:
Basic	7,963,413	8,024,790	7,957,103	8,023,269
Diluted	8,026,877	8,145,128	8,012,333	8,025,481

 See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	UCP, Inc. Shareholders’ Equity
	Shares of common stock outstanding		Common stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Noncontrolling interest	Total equity
	Class A	Class B	Class A	Class B
Balance as of December 31, 2015	8,014,434	100	$80	$—	$94,683	$—	$(4,563)	$127,208	$217,408
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	12,394				(20)			(25)	(45)
Repurchase of common stock	(21,065)					(160)			(160)
Re-allocation from stock issuances					1,856			(1,856)	—
Stock-based compensation expense					179			236	415
Distribution to noncontrolling interest								(4,830)	(4,830)
Net income							802	1,252	2,054
Balance as of June 30, 2016	8,005,763	100	$80	$—	$96,698	$(160)	$(3,761)	$121,985	$214,842

Balance as of December 31, 2016	7,896,488	100	$80	$—	$97,123	$(1,250)	$4,675	$126,258	$226,886
Class A - Issuance of common stock for RSUs, net of withholding taxes paid for vested RSUs	69,826		1		(122)			(158)	(279)
Re-allocation from stock issuances					465			(465)	—
Stock-based compensation expense					374			488	862
Excess income tax benefit from stock based awards					(143)				(143)
Distribution to noncontrolling interest								(1,909)	(1,909)
Net income							2,770	5,565	8,335
Balance as of June 30, 2017	7,966,314	100	$81	$—	$97,697	$(1,250)	$7,445	$129,779	$233,752

See accompanying notes to condensed consolidated financial statements.

UCP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Operating activities
Net income	$8,335	$2,054
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	862	415
Excess income tax benefit from stock based awards	(143)	—
Abandonment charges	204	474
Impairment on real estate inventories	102	2,397
Depreciation and amortization	276	352
Fair value adjustment of contingent consideration	—	8
Deferred income taxes, net	63	—
Changes in operating assets and liabilities:
Real estate inventories	(17,826)	(15,719)
Receivables	(1,334)	500
Other assets	(266)	(212)
Accounts payable	(6,143)	4,788
Accrued liabilities	8,115	(4,585)
Customer deposits	2,036	1,341
Income taxes payable	559	78
Net cash used in operating activities	(5,160)	(8,109)
Investing activities
Purchases of fixed assets	(120)	(59)
Net cash used in investing activities	(120)	(59)
Financing activities
Distribution to noncontrolling interest	(1,909)	(4,830)
Proceeds from notes payable	84,059	67,837
Repayment of notes payable	(85,803)	(61,505)
Debt issuance costs	(1,209)	(129)
Repurchase of common stock	—	(160)
Withholding taxes paid for vested RSUs	(279)	(46)
Net cash (used in) provided by financing activities	(5,141)	1,167
Net decrease in cash, cash equivalents and restricted cash	(10,421)	(7,001)
Cash, cash equivalents and restricted cash – beginning of period	42,478	40,729
Cash, cash equivalents and restricted cash – end of period	$32,057	$33,728

Non-cash investing and financing activity
Exercise of land purchase options acquired with acquisition of business	$10	$34
Issuance of Class A common stock for vested restricted stock units	$1,099	$123

Supplemental cash flow information
Income taxes paid	$1,012	$69
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

The Company’s operations began in 2004 and principally focused on acquiring land, entitling and developing it for residential construction, and selling residential lots to third-party homebuilders. In 2010, the Company formed Benchmark Communities, LLC, its wholly-owned homebuilding subsidiary, to design, construct and sell high quality single-family homes. On April 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company has agreed to merge with a wholly-owned subsidiary of Century Communities, Inc. (together with its subsidiaries and unless the context otherwise requires, “Century”). In the merger, each outstanding share of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of Century common stock, par value $0.01 per share (“Century Common Stock”). The transaction is expected to close during the third quarter of 2017, subject to customary closing conditions, including the adoption of the Merger Agreement by the Company’s stockholders at a special meeting. See Note 13, “Pending Merger with Century” to the accompanying unaudited condensed consolidated financial statements for a further discussion of the merger.

The Company is a holding company, whose principal asset is its interest in UCP, LLC, the subsidiary through which it directly and indirectly conducts its business. As of June 30, 2017, the Company held a 43.4% economic interest in UCP, LLC and PICO Holdings, Inc. (“PICO”), a NASDAQ-listed, diversified holding company, held the remaining 56.6% economic interest in UCP, LLC.

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

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities reported at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s accompanying unaudited condensed consolidated financial statements relate to the assessment of real estate impairments, valuation of assets and liabilities acquired, cost capitalization, accrued obligations, warranty reserves, income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2017 and December 31, 2016, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Related Party Transactions

Agreements Related to our Initial Public Offering

As of June 30, 2017, PICO holds an economic and voting interest in our Company equal to approximately 56.6%. The Company is party to certain agreements with PICO, including an Exchange Agreement (pursuant to which PICO has the right to cause the Company to exchange PICO’s interests in UCP, LLC for shares of the Company’s Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends, reclassifications and repurchases by UCP of Class A common stock), an Investor Rights Agreement (pursuant to which PICO has certain rights, including the right to select two individuals for nomination for election to the Company’s board of directors (the “Board”) for as long as PICO owns at least a 25% voting interest in the Company), a Tax Receivable Agreement (pursuant to which PICO is entitled to 85% of any cash savings in U.S. federal, state and local income tax that the Company actually realizes as a result of any increase in tax basis caused by PICO’s exchange of UCP, LLC interests for shares of the Company’s Class A common stock) and a Registration Rights Agreement, with respect to the shares of Class A common stock that PICO may receive in exchanges made pursuant to the Exchange Agreement. In connection with the pending merger transaction with Century, each of the Company, UCP, LLC and PICO has agreed to terminate the Exchange Agreement, the Tax Receivable Agreement and the Registration Rights Agreement (without any payments from, or any cost or expense to, any such party) subject to and contingent upon the completion of the proposed merger with Century.

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

Agreement to Exchange

Concurrently with the execution and delivery of the Merger Agreement, on April 10, 2017, the Company, UCP, LLC and PICO entered into an agreement to exchange (the “Agreement to Exchange”), pursuant to which PICO exercised its right under the Exchange Agreement to effect the exchange of all of its Series A Units of UCP, LLC for shares of Class A common stock (the “Exchange”). Under the Agreement to Exchange, the Exchange will occur immediately prior to, and remain subject to the consummation immediately thereafter of, the merger. For further information, reference to the full text of the Agreement to Exchange is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2017.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less. The Company has approximately $15.1 million of cash held in money market accounts on its condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Cash items that are restricted as to withdrawal or usage include deposits of $1.5 million as of June 30, 2017 and December 31, 2016, related to a construction loan, credit card agreements, contractor’s license and a letter of credit.

As part of the Company’s adoption of Accounting Standards Update 2016-18 (“ASU 2016-18”), Statement of Cash Flows - Restricted Cash, restricted cash is included as a component of cash, cash equivalents and restricted cash in the accompanying unaudited condensed consolidated statements of cash flows. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents on a retrospective basis. The adoption did not have a material impact on the Company’s unaudited condensed consolidated statements of cash flows during the six months ended June 30, 2017. For the six months ended June 30, 2016, the beginning and ending balances for cash, cash equivalents and restricted cash increased by approximately $0.9 million.

Capitalization of Interest

The Company capitalizes interest to real estate inventories during the period that real estate is undergoing development. Interest capitalized as a cost of real estate inventories is included in cost of sales-homebuilding or cost of sales-land development as related homes or real estate are delivered.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2017 and 2016 was $0.6 million for both periods and $0.8 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

The Company did not record any impairment losses for the three months ended June 30, 2017. During the six months ended June 30, 2017, impairment losses of $0.1 million were recorded with respect to the Company’s real estate inventories at its Glenmoor community, located in Myrtle Beach, South Carolina (“Glenmoor”) during the first quarter of 2017. A model home in the Glenmoor project suffered damages due to a fire resulting in approximately $0.1 million of impairment losses. See Note 8, “Fair Value Disclosures--Non-Financial Instruments Carried at Fair Value--Non-Recurring Estimated Fair Value of Real Estate Inventories” to the accompanying unaudited condensed consolidated financial statements for a further discussion of the impairment of the real estate asset.

During the three and six months ended June 30, 2016, approximately $2.4 million of impairment losses were recorded with respect to the Company’s real estate inventories at its Sundance community, located in Bakersfield, California (“Sundance”). The 65 lots remaining at our Sundance project were under contract for sale and resulted in an impairment loss of $2.1 million, as the carrying value of these lots was written down to the contractual sales price less costs to sell. As of June 30, 2016, homes under construction and completed homes at the Sundance project had a carrying value that exceeded their estimated undiscounted cash flows. As a result, the carrying values of those remaining lots not currently under contract were adjusted to their estimated fair values resulting in an impairment loss of approximately $0.3 million.

Abandonment charges during the three months ended June 30, 2017 and 2016 was $0.1 million for both periods and were $0.2 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively. Abandonment charges are included in cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss for the period in which they were recorded. These charges were related to the Company electing not to proceed with one or more land acquisitions after the incurrence of costs during due diligence.

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

Receivables

The detail of receivables is set forth below (in thousands):

	June 30, 2017	December 31, 2016
Warranty insurance receivables	$1,118	$1,118
Manufacturer rebates	381	454
Reimbursement for land development work	5,095	4,016
Other receivables	368	40
Total	$6,962	$5,628

As of June 30, 2017 and December 31, 2016, the Company had no allowance for doubtful accounts recorded.

Other Assets

The detail of other assets is set forth below (in thousands):

	June 30, 2017	December 31, 2016
Customer deposits in escrow	$4,466	$2,394
Prepaid expenses	662	1,098
Other deposits and prepaid interest	1,377	1,345
Funds held in escrow	—	1,490
Other assets	1	—
Total	$6,506	$6,327

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

As part of the Company’s adoption of Accounting Standards Update 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718), the classification for the excess income tax benefit from stock based awards is presented as an operating activity on the accompanying unaudited condensed consolidated statements of cash flows. ASU 2016-09 provides clarification for certain share-based payment transactions and the classification of such transactions on the statement of cash flows and requires all amendments within ASU 2016-09 to be adopted in the same period. The adoption did not have a material impact on the Company’s unaudited condensed consolidated statements of cash flows during the three and six months ended June 30, 2017 and 2016.

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

Changes in warranty reserves are detailed in the table set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Warranty reserves, beginning of period	$6,126	$3,218	$5,642	$2,852
Warranty reserves accrued	729	573	1,388	1,045
Warranty expenditures	(257)	(129)	(432)	(235)
Warranty reserves, end of period	$6,598	$3,662	$6,598	$3,662

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

Based on the current provisions of the relevant accounting guidance, the Company evaluated its purchase and option agreements for real estate in place as of June 30, 2017 and December 31, 2016. None met consolidation criteria under the accounting guidance.

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

During the three months ended December 31, 2016, the Company evaluated all available evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration. Upon completing this evaluation, the Company concluded that it is more likely than not that the Company will be able to realize its deferred tax assets. As of June 30, 2017, the Company continues to conclude that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

As of June 30, 2017 and December 31, 2016, the noncontrolling interest reported in the accompanying unaudited condensed consolidated financial statements includes PICO's share of 56.6% and 56.8%, respectively, of the income related to UCP, LLC. See Note 9, "Equity--Noncontrolling Interest" to the unaudited condensed consolidated financial statements for further discussion on noncontrolling interest.

Recently Issued Accounting Standards

There were no new accounting pronouncements as of June 30, 2017 that has had or is expected to have a material impact on the Company’s accompanying unaudited condensed consolidated financial statements. For a further discussion of recently issued accounting standards that are not yet required to be adopted by the Company, see the “Recently Issued Accounting Standards” disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 3, 2017.

2.    INCOME PER SHARE

Basic income per share of Class A common stock is computed by dividing net income or loss attributable to UCP, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income per share of Class A common stock is computed similarly to basic income per share except that the weighted average number of shares of Class A common stock outstanding during the period is increased to include additional shares from the assumed exercise of any Class A common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted stock units (“RSUs”) and stock options (“Options”) are considered Class A common stock equivalents for this purpose. Incremental Class A common stock equivalents were included in calculating diluted income per share for the three and six months ended June 30, 2017 and 2016.

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2017 and 2016 have been computed as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator
Net income attributable to UCP, Inc.	$1,624	$706	$2,770	$802

Denominator
Weighted average number of shares of Class A common stock outstanding - basic	7,963,413	8,024,790	7,957,103	8,023,269

Effect of dilutive securities:
RSUs	63,464	120,338	55,230	2,212
Total shares for purpose of calculating diluted net income per share	8,026,877	8,145,128	8,012,333	8,025,481

Earnings per share:
Net income per share of Class A common stock - basic	$0.20	$0.09	$0.35	$0.10
Net income per share of Class A common stock - diluted	$0.20	$0.09	$0.35	$0.10

The following RSUs and Options issued were excluded in the computation of diluted EPS for the three and six months ended June 30, 2017 and 2016 because the effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Anti-dilutive securities	630,303	267,550	596,765	282,769

3.    REAL ESTATE INVENTORIES

Real estate inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Deposits and pre-acquisition costs	$10,632	$9,232
Land held and land under development	119,140	101,609
Finished lots	54,436	86,622
Homes completed or under construction	180,134	148,627
Model homes	28,005	27,117
Total	$392,347	$373,207

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

As of June 30, 2017, the Company had $10.6 million of deposits and pre-acquisition costs for 2,173 lots with an aggregate purchase price of approximately $105.4 million, net of deposits. As of December 31, 2016, the Company had $9.2 million of deposits and pre-acquisition costs for 2,607 lots with an aggregate purchase price of approximately $106.0 million, net of deposits.

As of June 30, 2017 and December 31, 2016, the Company had completed homes included in inventories of approximately $24.4 million and $21.1 million, respectively, as shown in the charts below ($ in millions):

Interest Capitalization

Amounts capitalized to home inventories and land inventories were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest expense capitalized as cost of home inventory	$4,161	$2,807	$6,822	$5,175
Interest expense capitalized as cost of land inventory	678	370	1,096	945
Total interest expense capitalized	4,839	3,177	7,918	6,120
Previously capitalized interest expense included in cost of sales - homebuilding	(2,735)	(1,790)	(5,084)	(3,329)
Previously capitalized interest expense included in cost of sales - land development	—	(146)	(11)	(146)
Net activity of capitalized interest	2,104	1,241	2,823	2,645
Capitalized interest expense in beginning inventory	18,378	14,678	17,659	13,274
Capitalized interest expense in ending inventory	$20,482	$15,919	$20,482	$15,919

Interest is capitalized on real estate inventories during development. Interest capitalized is included in cost of sales in the Company’s accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss as related sales are recognized.

4.    FIXED ASSETS, NET

Net fixed assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer hardware and software	$2,062	$2,043
Office furniture and equipment and leasehold improvements	935	911
Vehicles	161	83
Total	3,158	3,037
Accumulated depreciation	(2,413)	(2,154)
Fixed assets, net	$745	$883

Depreciation expense for the three months ended June 30, 2017 and 2016 was $124,000 and $188,000, respectively, and $259,000 and $335,000 for the six months ended June 30, 2017 and 2016, respectively. Depreciation expense is recorded in G&A expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss.

5.    INTANGIBLE ASSETS

Other purchased intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Ending Balance	Gross Carrying Amount	Accumulated Amortization	Ending Balance
Architectural plans	$170	$(111)	$59	$170	$(94)	$76
Land option	583	(568)	15	583	(558)	25
Total	$753	$(679)	$74	$753	$(652)	$101

Amortization expense for the three months ended June 30, 2017 and 2016 related to the architectural plans was approximately $8,500 for both periods. For the six months ended June 30, 2017 and 2016, amortization expense related to the architectural plans was approximately $17,000 for both periods. The architectural plans intangible amortization period is 5 years. Amortization expense is recorded in G&A expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income or loss. Future estimated amortization expense related to the architectural plans intangibles over the next five years is as follows:

(in thousands)	December 31,
Remainder of 2017	$17
2018	34
2019	8
Total	$59

Additionally, there were zero and $10,000 related to land options capitalized to real estate inventories for the three and six months ended June 30, 2017, respectively, as compared to $27,000 and $34,000 for the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2017, no charges were related to land option abandonment for both periods, as compared to $15,000 for both periods during three and six months ended June 30, 2016.

6.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

(in thousands)	June 30, 2017	December 31, 2016
Real estate development cost to complete	$18,362	$10,347
Accrued expenses	5,669	5,855
Warranty reserves (Note 1)	6,598	5,642
Contingent consideration (Note 11)	360	360
Accrued payroll liabilities	3,026	3,138
Total	$34,015	$25,342

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

Certain construction and development debt agreements include provisions that require minimum tangible net worth and liquidity; limit leverage and risk asset ratios; specify maximum loan-to-cost or loan-to-value ratios (whichever is lower). During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the fair value of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2017 and December 31, 2016, the Company had approximately $169.8 million and $164.0 million, respectively, of loan commitments related to its acquisition, development and construction loans (“ADC”). Of the total loan commitments as of June 30, 2017 and December 31, 2016, approximately $84.6 million and $77.2 million, respectively, was available to the Company. As of June 30, 2017 and December 31, 2016, the weighted average interest rate on the Company’s outstanding debt was 6.67% and 6.48%, respectively. Interest rates charged under the Company’s variable rate debt are based on the 30-day London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.75% to 3.75% or the U.S. Prime rate (“Prime”) plus a spread of 0.99%.

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

As of June 30, 2017, the Company was in compliance with the applicable financial covenants under the Indenture and all of its loan agreements.

Notes payable and 2017 Notes consisted of the following (in thousands):

Variable Interest Rate:	June 30, 2017	December 31, 2016
LIBOR + 3.50% through 2017 (a)	$2,920	$4,693
LIBOR + 3.75% through 2017 (a)	20,175	31,533
Prime + 0.25% through 2018 (b)	1,884	—
LIBOR + 2.75% through 2018 (a)	14,000	10,500
LIBOR + 3.75% through 2018 (a)	34,271	26,444
5.50% through 2017	1,844	2,476
5.00% through 2017	2,940	5,607
Total variable notes payable	$78,034	$81,253

Fixed Interest Rate:	June 30, 2017	December 31, 2016
8.00% through 2017	$3,000	$—
10.00% through 2017	—	1,604
8.00% through 2018	4,000	4,000
Total fixed notes payable	$7,000	$5,604

Senior notes, net of discount	74,951	74,871
Total notes payable and senior notes	$159,985	$161,728

Debt issuance costs (c)	(420)	(734)
Total notes payable and senior notes, net	$159,565	$160,994

(a)	LIBOR is the 30-day London Interbank Offered Rate. As of June 30, 2017, LIBOR was 1.22389%.

(b)	Prime is the U.S Prime Rate. At June 30, 2017, Prime was 4.25%.

(c)	Debt issuance costs for non-revolver loans were $0.4 million and $0.7 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, principal maturities of notes payable and senior notes for the years ending December 31 are as follows:

(in thousands)	December 31,
2017	$105,830
2018	54,155
2019 and thereafter	—
Total	$159,985

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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s debt is based on cash flow models discounted at current market interest rates for similar instruments, which are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2017 or the year ended December 31, 2016.

The following presents the carrying value and fair value of the Company’s financial instruments that are not carried at fair value:

		June 30, 2017		December 31, 2016
(in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Notes payable	Level 3	$85,034	$84,984	$86,857	$86,843
2017 notes	Level 3	74,951	74,944	74,871	74,838
Total debt		$159,985	$159,928	$161,728	$161,681

The estimated fair value of the Company's debt is the present value of the contractual debt payments, based on cash flow models, discounted at the then-current interest rates, plus an estimate of the then-current credit spread, which is an estimate of the rate at which the Company could obtain replacement debt. These parameters are Level 3 inputs in the fair value hierarchy. To estimate the contractual cash flows, discount rates, and thereby the debt fair value, the Company considers various internal and external factors including: (1) loan economic data, (2) collateral performance, (3) market interest rate data, (4) the discount curve and implied forward rate curve, and (5) other factors, which may include market, region and asset type evaluations. While the Company considered rates on existing and recently closed loan facilities in addition to the current refinancing fixed rate as of June 30, 2017, these unobservable inputs were not incorporated into its final estimate of fair value.

Recurring Financial Instruments Carried at Fair Value

The following presents the Company’s recurring financial instruments that are carried at fair value (in thousands):

Description	Level 1	Level 2	Level 3	Balance at June 30, 2017
Contingent consideration	—	—	$360	$360

Description	Level 1	Level 2	Level 3	Balance at December 31, 2016
Contingent consideration	—	—	$360	$360

Estimated Fair Value of Contingent Consideration

The change in estimated fair value of the contingent consideration relating to our 2014 acquisition of the assets and liabilities of Citizens Homes, Inc. used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee (the “Citizens Acquisition”) for the six months ended June 30, 2017 and 2016 consisted of the following (in thousands):

Contingent Consideration
Balance as of December 31, 2015	$2,707
Change in fair value	8
Balance as of June 30, 2016	$2,715

Contingent Consideration
Balance as of December 31, 2016	$360
Change in fair value	—
Balance as of June 30, 2017	$360

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

The fair value of the contingent consideration of $0.4 million as of June 30, 2017 was estimated based on applying the weighted probability of achievement of the performance milestones. There was no change in estimated fair value of the contingent consideration for the six months ended June 30, 2017. For the six months ended June 30, 2016, the change in estimated fair value of the contingent consideration was $8,000.

The fair value of the contingent consideration of $0.4 million as of June 30, 2017 was estimated based on significant inputs that are not observable in the market, which ASC Topic 820 - Fair Value Measurements, refers to as Level 3 inputs. Key assumptions include: (1) forecast adjusted pre-tax net income over the contingent consideration period; (2) revenue appreciation; (3) cost inflation; and (4) sales and marketing and general and administrative (“SG&A”) expenses. The estimated revenue appreciation of 4.5%, cost inflation of 1.5%, and SG&A expenses were applied to forecast adjusted net income over the contingent consideration period.

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

Non-Recurring Estimated Fair Value of Real Estate Inventories

The following presents the Company’s non-financial instruments that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy (in thousands):

At June 30, 2017:
Description	Level 1	Level 2	Level 3	Total Impairment During the Six Months Ended June 30, 2017
Real estate and development costs - Glenmoor model home			$—	$102

At December 31, 2016:
Description	Level 1	Level 2	Level 3	Total Impairment During the Year Ended December 31, 2016
Real estate and development costs - Heathers at Westport project			$1,066	$192
Real estate and development costs - Sundance project			$5,782	$2,397

For the three months ended June 30, 2017, the Company had no non-recurring fair value measurement that resulted in a real estate impairment loss with respect to the Company’s real estate inventories. During the six months ended June 30, 2017, the Company had a non-recurring fair value measurement that resulted in a real estate impairment loss of $0.1 million at its Glenmoor project in South Carolina for a model home that suffered damages due to a fire. The carrying value of Glenmoor model home was written down to its fair value. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying unaudited condensed consolidated financial statements for further discussion on impairment of real estate inventories.

For the three and six months ended June 30, 2016, the Company had a non-recurring fair value measurement for a land development real estate asset located in Bakersfield, California, the Sundance project. The Company entered into a contract to sell the remaining lots in the Sundance project for less than their carrying value at a future date. As a result, the Sundance project was written down to its fair value, less selling costs. As of June 30, 2016, homes under construction and completed homes in the Sundance project had a carrying value in excess of their estimated undiscounted cash flows. As a result, their carrying values were written down to their fair value. For the three and six months ended June 30, 2016, impairment losses of $2.4 million were recorded to real estate inventories at the Sundance project.

There were no other non-financial fair value measurements for the three months ended June 30, 2017 and year ended December 31, 2016.

9.    EQUITY

Noncontrolling Interest

As of June 30, 2017 and December 31, 2016, the Company held an economic interest in UCP, LLC and is its sole managing member of approximately 43.4% and 43.2%, respectively. The noncontrolling interest reported in the accompanying unaudited condensed consolidated financial statements includes PICO’s 56.6% and 56.8% share of the income related to UCP, LLC as of June 30, 2017 and December 31, 2016, respectively.

The carrying value and ending balance as of June 30, 2017 and December 31, 2016 of the noncontrolling interest was calculated as follows (in thousands):

	June 30, 2017	December 31, 2016
Beginning balance of noncontrolling interest	$126,258	$127,208
Net income attributable to noncontrolling interest	5,565	5,210
Re-allocation of stock issuances	(465)	(1,962)
Stock-based compensation expense attributable to noncontrolling interest	488	657
Stock issuance attributable to noncontrolling interest	(158)	(25)
Distribution to noncontrolling interest	(1,909)	(4,830)
Ending balance of noncontrolling interest	$129,779	$126,258

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

Since inception of the program through June 30, 2017, the Company repurchased an aggregate of 146,346 shares of Class A common stock for total consideration of $1.2 million, inclusive of commissions. The remaining value of shares that may be repurchased under the Stock Repurchase Program as of June 30, 2017 is approximately $3.8 million. For the three and six months ended June 30, 2017, the Company had no stock repurchases. For the three and six months ended June 30, 2016, the Company repurchased an aggregate of 21,065 shares of Class A common stock for total consideration of $160,000, inclusive of commissions.

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
a) 20% vested on the first anniversary of the grant date, b) 20% vest on second anniversary of the grant date, c) 20% vest on the third anniversary of the grant date, d) 20% vest on the fourth anniversary of the grant date, and e) 20% vest on the fifth anniversary of the grant date

There were no RSUs granted during the three months ended June 30, 2017. The grant-date fair value of the RSUs granted during the six months ended June 30, 2017 was $4.5 million. There were no Options granted during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the grant-date fair value of the RSUs granted were $1.9 million for both periods. There were no Options granted for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2017, the Company recognized $0.4 million and $0.9 million, respectively, of stock-based compensation expense, which was, included in G&A expenses in the accompanying unaudited condensed consolidated statements of operations and other comprehensive income or loss. For the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation expense.

The following table summarizes the Options activity for the six months ended June 30, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2015	149,605	$16.20	8.20	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	(32,953)	—	—	—
Outstanding at June 30, 2016	116,652	$16.20	7.70	—

Outstanding at December 31, 2016	116,652	$16.20	7.20	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Outstanding at June 30, 2017	116,652	$16.20	6.66	—

Options vested and exercisable as of June 30, 2017	69,992	$16.20	—	—
Options expected to vest as of June 30, 2017	46,660

(1)
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the Option. The fair value of the Company’s Class A common stock as of June 30, 2017 was $10.95 per share.

The Company uses the Black-Scholes option pricing model to determine the fair value of Options.

The following table summarizes the RSU activity for the six months ended June 30, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding and unvested at December 31, 2015	48,531	$15.99
Granted	239,626	8.07
Vested	(19,847)	$15.69
Forfeited	—	—
Outstanding and unvested at June 30, 2016	268,310	$8.94

Outstanding and unvested at December 31, 2016	284,313	$8.88
Granted	383,288	$11.70
Vested	(93,387)	$9.10
Forfeited	—	—
Outstanding and unvested at June 30, 2017	574,214	$10.73

Unrecognized compensation cost for RSUs and Options issued under the LTIP was $5.6 million as of June 30, 2017; approximately $5.4 million of the unrecognized compensation costs related to RSUs and $0.2 million related to Options. The compensation expense is expected to be recognized over a weighted average period of 4.2 years for the RSUs and 0.7 years for the Options.

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

Financial information relating to reportable segments is as follows:

	Three months ended June 30,				Six months ended June 30,
	Revenues		Gross Margin		Revenues		Gross Margin
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Homebuilding
West	$95,798	$68,015	$19,545	$12,708	$172,768	$124,774	$34,234	$23,022
Southeast	17,454	13,400	2,370	2,071	34,487	24,867	4,928	3,777
Total homebuilding	113,252	81,415	21,915	14,779	207,255	149,641	39,162	26,799
Land development
West	—	1,422	—	(884)	496	1,422	41	(1,006)
Southeast	—	—	(102)	(50)	—	—	(122)	(389)
Total land development	—	1,422	(102)	(934)	496	1,422	(81)	(1,395)
Total	$113,252	$82,837	$21,813	$13,845	$207,751	$151,063	$39,081	$25,404

Reconciliation of gross margin to net income is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Gross margin	$21,813	$13,845	$39,081	$25,404
Sales and marketing	6,219	4,667	11,368	8,743
General and administrative	9,883	7,234	18,385	14,509
Income from operations	5,711	1,944	9,328	2,152
Other income, net	38	22	498	49
Net income before income taxes	5,749	1,966	9,826	2,201
Provision for income taxes	(869)	(141)	(1,491)	(147)
Net income	$4,880	$1,825	$8,335	$2,054

Total assets for each reportable and operating segment as of June 30, 2017 and December 31, 2016, are shown in the table as follows:

(in thousands)	June 30, 2017	December 31, 2016
Homebuilding
West	$266,749	$225,770
Southeast	58,497	53,359
Total homebuilding	325,246	279,129
Land development
West	67,101	94,078
Southeast	—	—
Total land development	67,101	94,078
Other (a)	51,763	60,899
Total	$444,110	$434,106

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, the Company generally cannot predict their ultimate resolution, related timing or any eventual loss. If the evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, disclosure of the nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable is made. The Company is not involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it. As of June 30, 2017 and December 31, 2016, the Company did not have any accruals for asserted or unasserted matters.

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

As of June 30, 2017, we had outstanding $10.6 million of cash deposits pertaining to purchase or option contracts for 2,173 lots with an aggregate remaining purchase price of approximately $105.4 million. As of December 31, 2016, we had outstanding $9.2 million of cash deposits pertaining to purchase or option contracts for 2,607 lots with an aggregate remaining purchase price of approximately $106.0 million.

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

During meetings with USFWS, the Company discussed acquiring additional land in the same county to satisfy the mitigation requirements through the purchase and dedication of offsite property. Two specific pieces of agricultural property were identified, and the local USFWS office has informally indicated these properties appear to be suitable to satisfy the mitigation requirements. Based on these discussions, the Company is currently under contract to purchase the two parcels for approximately $955,000. However, the Company is unable to completely quantify the costs until the mitigation requirements are established by USFWS, either through its general modeling tool, or the approval of an individual habitat conservation plan for the project. The purchase costs of mitigation property are included in the appropriate project budgets. Accordingly, no liability has been recorded at June 30, 2017. The Company will continue to assess the impact of this regulatory action and will record any future liability as additional information becomes available.

Surety Bonds

The Company obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The performance bonds secure the completion of projects and/or support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of June 30, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $33.6 million and $55.2 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond. Performance bonds do not have stated expiration dates. Rather, the Company is released from a performance bond as the underlying performance is completed. We do not expect that a material amount of any currently outstanding performance bonds will be called.

Letter of Credit

The Company had $0.6 million outstanding in a letter of credit as part a bond offering at East Garrison, located in Monterey, California for both periods as of June 30, 2017 and December 31, 2016.

Operating Leases

The Company leases some of its offices under non-cancellable operating leases that expire at various dates through 2020 and thereafter. Rent expense for the three and six months ended June 30, 2017 for office space was approximately $0.5 million and $0.9 million, respectively, and $0.3 million and $0.7 million, for the three and six months ended June 30, 2016, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2017	$450
2018	828
2019	403
2020	275
2021	89
Thereafter	—
Total	$2,045

12.    INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2017 and 2016 were based on federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, and certain preferential treatment of deductions and credits relating to homebuilding activities.

The Company continues to believe that it will be able to realize its deferred tax assets, therefore no valuation allowance was recorded during the three and six months ended June 30, 2017. The increase in the year over year income tax provision is primarily as a result of the Company’s full valuation allowance recorded during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2017. See Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” for a further discussion of income taxes.

13.    PENDING MERGER WITH CENTURY

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

The transaction, if approved, is expected to close shortly after approval, subject to customary closing conditions, including adoption of the Merger Agreement by our stockholders at a special meeting scheduled on August 1, 2017.

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

•
our relationship, and actual and potential conflicts of interest, with PICO, which owns a 56.6% economic interest in our primary operating subsidiary, UCP, LLC, as of June 30, 2017 and has commensurate voting power in UCP, Inc.; and

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

Select Operating Metrics

For the three months ended June 30, 2017, as compared to the same period during 2016:

•Consolidated net income increased to $4.9 million as compared to $1.8 million;
•Basic earnings per share of Class A common stock (“EPS”) for the quarter was $0.20 as compared to $0.09;
•Net new home orders increased 15.7% to 265;
•Backlog value increased 26.6% to $189.1 million;
•Home deliveries increased 31.5% to 259;
•Average sales price (“ASP”) of a home closed increased 5.8% to $437,000 per home;
•Homebuilding revenue increased by $31.8 million, or 39.1%, to $113.3 million;
•Consolidated gross margin increased by 260 basis points to 19.3%;
•Homebuilding gross margin increased by 120 basis points to 19.4%;
•As a percentage of total revenue, sales and marketing expenses decreased to 5.5% from 5.6%; and
•As a percentage of total revenue, general and administrative (“G&A”) expenses remained constant at 8.7%.

For the six months ended June 30, 2017, as compared to the same period during 2016:

•Consolidated net income increased to $8.3 million as compared to $2.1 million;
•Basic EPS for the six months ended was $0.35 as compared to $0.10;
•Net new home orders increased 17.8% to 535;
•Home deliveries increased 33.2% to 485;
•ASP of a home closed increased 3.9% to $427,000 per home;
•Homebuilding revenue increased by $57.6 million, or 38.5%, to $207.3 million;
•Consolidated gross margin increased by 200 basis points to 18.8%;
•Homebuilding gross margin increased by 100 basis points to 18.9%;
•As a percentage of total revenue, sales and marketing expenses decreased to 5.5% from 5.8%; and
•As a percentage of total revenue, G&A expenses decreased to 8.8% from 9.6%.

During the three months ended June 30, 2017, our homebuilding revenues increased by $31.8 million, or 39.1%, to $113.3 million, as compared to $81.4 million for the three months ended June 30, 2016. The growth in homebuilding revenue was primarily due to the 31.5% increase in homes delivered and the 5.8% increase in ASP of homes delivered during the three months ended June 30, 2017. Homes delivered during the three months ended June 30, 2017 increased to 259 homes delivered as compared to 197 homes delivered during the three months ended June 30, 2016. The ASP of homes delivered increased to $437,000 as compared to $413,000 during the three months ended June 30, 2016. For the six months ended June 30, 2017, our homebuilding revenues increased by $57.6 million, or 38.5%, to $207.3 million, as compared to $149.6 million for the same period during 2016.

As a result of strong market demand, we have been able to reduce our use of sales incentives. Sales incentives are a reduction to revenue as we record sales incentives as a reduction in the sales price of a home. For the three months ended June 30, 2017, sales incentives accounted for 1.7% of revenues down from 1.8% for the three months ended June 30, 2016. The most significant decline in the use of sales incentives was in our South Carolina, Pacific Northwest, North Carolina and Central Valley divisions partially offset by increases in our Southern California and Tennessee divisions. The Bay Area division remained relatively flat, with only a small decrease. For the six months ended June 30, 2017, sales incentives accounted for 1.9% of revenues down from 2.1% for the same period during 2016. The decline in the use in sales incentives during the six months ended June 30, 2017 was in our North Carolina, Pacific North and Central Valley divisions partially offset by an increase in our Southern California division.

Our land development segment revenues, given our opportunistic strategy towards this business segment, vary from quarter to quarter. There was no land development segment revenue during the three months ended June 30, 2017, as compared to $1.4 million land development revenue during the three months ended June 30, 2016. We regularly analyze the highest and best use of each of our land holdings. Through the second quarter of 2017, we determined that there were no opportunities for additional land sales at margins that justified foregoing the margins available from building homes through our homebuilding operations, Benchmark Communities. Land development revenue for the six months ended June 30, 2017 decreased to $0.5 million which included a single lot sale and the recognition of deferred revenue associated with a previous land sale as compared to $1.4 million for the same period during 2016 for a parcel of land that was sold to a local utility district in Fresno, California.

Consolidated net income was $4.9 million for the three months ended June 30, 2017, as compared to $1.8 million for the three months ended June 30, 2016. The increase of $3.1 million in net income was primarily due to an increase in home deliveries during the three months ended June 30, 2017 that drove homebuilding revenue growth to $113.3 million from $81.4 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, consolidated net income was $8.3 million as compared to $2.1 million for the same period during 2016.

Furthermore, our consolidated net income during the three months ended June 30, 2017 was positively impacted by our ability to increase revenue while maintaining sales and marketing and general and administrative (“SG&A”) expenses, which improved by 1.4%, to 14.2% of total revenue during the three months ended June 30, 2017 from 14.4% during the three months ended June 30, 2016. The combination of increased unit deliveries and revenue during the three months ended June 30, 2017 with a focus on managing our SG&A expenses reduced our operating expenses as a percentage of revenue.

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

Backlog consists of homes under contract that have not yet been delivered. Our backlog value as of June 30, 2017 was $189.1 million, representing approximately a $39.8 million increase, or 26.6%, as compared to our June 30, 2016 backlog of $149.3 million. The increase in backlog value was primarily due to strong new orders growth for the three months ended June 30, 2017. The number of homes in backlog increased by 73 homes to 412 homes in backlog, representing an increase of 21.5%, as of June 30, 2017 as compared to 339 homes in backlog as of June 30, 2016. The ASP of each home in backlog increased by 4.3% to $459,000 as of June 30, 2017 from $440,000 as of June 30, 2016 as a result of product and geographic mix.

As of June 30, 2017, we had $30.5 million of cash and cash equivalents, excluding restricted cash, on hand. We had outstanding debt of $159.6 million and equity of $233.8 million. As a result, our Debt-to-Capital and Net Debt-to-Capital was 40.6% and 38.1%, respectively. Our Net Debt-to-Capital is a non-GAAP financial measure. See “Liquidity and Capital Resources-Debt-to-Capital and Net Debt-to-Capital Ratios” below for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.

We continue to focus on finding the proper balance between maintaining adequate land positions to provide for continued growth and prudently managing our balance sheet. As such, land investment opportunities that met our underwriting criteria were such that our total lots owned and controlled decreased by 190 lots. As of June 30, 2017, we owned or controlled a total of 6,448 residential lots, representing a 6.9 year supply based on our delivery of 941 homes for the twelve months ended June 30, 2017.

As of June 30, 2017, we had 588 homes in inventory. Excluding model homes, we had 453 homes under construction and 69 completed homes as shown in the charts below:

Our Business Environment and Current Outlook

During the three and six months ended June 30, 2017, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates, employment growth and positive consumer confidence. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets.

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

Our operations for the three and six months ended June 30, 2017 reflect our continued focus on a number of initiatives, including growing our homebuilding operations and revenues (by seeking increased home sales at our existing communities), improving our gross margin percentage, improving our operating efficiency (by seeking to reduce non-revenue-related expenses as a percentage of revenue), and managing our balance sheet (by maintaining appropriate cash balances, real estate inventories and leverage).

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

RESULTS OF OPERATIONS

Consolidated Financial Data - For the Three and Six Months Ended June 30, 2017 and 2016

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Revenue:
Homebuilding	$113,252	$81,415	$31,837	$207,255	$149,641	$57,614
Land development	—	1,422	(1,422)	496	1,422	(926)
Total revenue	113,252	82,837	30,415	207,751	151,063	56,688
Cost of sales:
Homebuilding	91,337	66,370	24,967	167,991	122,576	45,415
Land development	102	225	(123)	577	686	(109)
Impairment on real estate	—	2,397	(2,397)	102	2,397	(2,295)
Gross margin	21,813	13,845	7,968	39,081	25,404	13,677
Expenses:
Sales and marketing	6,219	4,667	1,552	11,368	8,743	2,625
General and administrative	9,883	7,234	2,649	18,385	14,509	3,876
Total expenses	16,102	11,901	4,201	29,753	23,252	6,501
Income from operations	5,711	1,944	3,767	9,328	2,152	7,176
Other income	38	22	16	498	49	449
Net income before tax	$5,749	$1,966	$3,783	$9,826	$2,201	$7,625
Provision for income taxes	(869)	(141)	(728)	(1,491)	(147)	(1,344)
Net income	$4,880	$1,825	$3,055	$8,335	$2,054	$6,281

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

Select Operating Metrics - For the Three and Six Months Ended June 30, 2017 and 2016

Net New Home Orders and Cancellation Rate

(1)    “Net new home orders” refers to new home sales contracts reduced by the number of sales contracts canceled during the relevant period.
(2)    “Cancellation rate” refers to sales contracts canceled divided by sales contracts executed during the relevant period.

Net new home orders during the three and six months ended June 30, 2017 increased by 36 and 81 homes, or 15.7% and 17.8%, respectively, as compared to the same periods in 2016. In our West operating segment, net new home orders increased 31.5% and 28.2% during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily in our Bay Area, Central Valley and Southern California divisions as a result of strong demand. Our West operating segment continues to experience strong demand that is exceeding building capacity in many communities. As a result, we continue to limit sales to approximately a six-month supply of backlog.

Our Southeast operating segment experienced a decrease of 25.0% and 13.3% during the three and six months ended June 30, 2017, respectively, in net new home orders across all divisions as compared to the same periods in 2016. Currently, we are actively developing land so that we can open new communities for sale late in 2017 and in 2018. We intend to seek additional land purchases in our Southeast operating segment in 2017 to provide adequate land to increase new order activity.

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

The number of average active selling communities for the three and six months ended June 30, 2017 decreased by two and one, respectively, as compared to the same periods in 2016. During the three months ended June 30, 2017, we closed-out two communities, one in each of our Central Valley and Washington divisions and opened one new community in our Southern California division. In addition to the communities closed-out and opened during the three months ended June 30, 2017, we closed-out an additional two communities, one in each of our South Carolina and Tennessee divisions during the six months ended June 30, 2017.

For the three and six months ended June 30, 2017, we had 18 average active selling communities for both periods located in our West operating segment and eight and nine, respectively, in our Southeast operating segment. For the three and six months ended June 30, 2016, we had 18 average active selling communities located in our West operating segment and ten in our Southeast operating segment for both periods.

Absorption per community per month during the three and six months ended June 30, 2017 increased by 0.7 and 0.6 homes per community per month, respectively, as compared to the same periods in 2016. This was primarily due to growth in absorption to 2.0 and 1.8 homes per community per month in our Southeast operating segment during the three and six months ended June 30, 2017, and 4.0 homes per community per month in our West operating segment for both periods. Absorption per community per month during the three and six months ended June 30, 2016 was 3.1 and 3.2 homes, per community per month, respectively, in our West operating segment and 2.1 and 1.9 homes per community per month, respectively, in our Southeast operating segment.

Backlog - As of June 30, 2017

Our backlog value as of June 30, 2017 represented an increase of approximately $39.8 million, or 26.6%, as compared to our backlog value as of June 30, 2016. The increase as of June 30, 2017 was due to an increase of 73 unit homes in backlog and an increase of $19,000 in the ASP of homes in backlog as of June 30, 2017 as compared to June 30, 2016. The increase in the number of homes in backlog was a result of an increase of 67 homes in backlog in our West operating segment and an increase of six homes in backlog in our Southeast operating segment as of June 30, 2017 as compared to June 30, 2016.

The mix of homes in backlog between our two operating segments changed as of June 30, 2017 as compared to June 30, 2016 (as shown in the charts below):

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

Owned and Controlled Lots - As of June 30, 2017 and December 31, 2016

We owned or controlled, pursuant to purchase or option contracts, the number of lots set forth in the graphs below:

As of June 30, 2017, our total lots owned and controlled decreased by 190 lots since December 31, 2016. Total owned increased by 244 lots and total controlled decreased by 434 lots. On a segment basis, our West operating segment decreased the total owned and controlled lots by 197 lots and our Southeast operating segments increased the total owned and controlled lots by seven lots.

Of the 6,448 owned and controlled lots as of June 30, 2017, 747 lots were finished, 694 lots were under development, 3,071 lots were approved with primary entitlements and 1,865 lots were unentitled, of which 1,526 of the unentitled lots are under our control while we process entitlements, and 71 lots under contract for sale. This decrease in the number of controlled lots reflects our strategy of seeking to increase deliveries in our three Southeast divisions and the Pacific Northwest division in order to more fully leverage our operating expense investment. The decrease in owned lots during three and six months ended June 30, 2017 reflects our focus on managing our existing inventory across our geographies with a focus on improving our return metrics. On a segmented basis, our West operating segment decreased the number of owned lots by 135 and our Southeast operating segment increased the number of owned lots by 379. Our West operating segment decreased the number of controlled lots by 62 and our Southeast operating segments decreased the number of controlled lots by 372.

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

Revenue

For the three months ended June 30, 2017, total revenue increased by $30.4 million, or 36.7%, as compared to the three months ended June 30, 2016. The increase in total revenue was the result of an increase of 62 homes in home deliveries and an increase of $6.2 million in the ASP of homes delivered during the three months ended June 30, 2017.

For the six months ended June 30, 2017, total revenue increased by $56.7 million, or 37.5%, as compared to the six months ended June 30, 2016. The increase in total revenue was the result of an increase of 121 homes in home deliveries, an increase of $7.9 million in the ASP of homes delivered during the six months ended June 30, 2017.

Homebuilding revenue for the three months ended June 30, 2017 increased by $31.8 million, or 39.1%, as compared to the three months ended June 30, 2016. The increase was primarily the result of a 31.5% increase in home deliveries and a 5.8% increase in the ASP of homes delivered to $437,000 during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Of this revenue increase, $6.2 million was related to an increase in ASP and $25.6 million was related to the increase in homes delivered. The increase in ASP during the three months ended June 30, 2017 was primarily the result of an increase in the number of homes delivered in our West operating segment, which accounted for 76.4% of deliveries, or a 38.5% increase, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

For the six months ended June 30, 2017, homebuilding revenue increased by $57.6 million, or 38.5%, as compared to the six months ended June 30, 2016. The increase was primarily the result of a 33.2% increase in home deliveries and a 3.9% increase in the ASP of homes delivered to $427,000 during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Of this revenue increase, $7.9 million was related to an increase in ASP and $49.7 million was related to the increase in homes delivered. The increase in ASP during the six months ended June 30, 2017 was primarily the result of an increase in the number of homes delivered in our West operating segment, which accounted for 74.0% of deliveries, or a 39.1% increase, during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Land development revenue for the three months ended June 30, 2017 decreased by $1.4 million, as compared to the three months ended June 30, 2016. There was no land development revenue during the three months ended June 30, 2017. For the three and six months ended June 30, 2016, the $1.4 million in land development revenue was related to the sale of a parcel of land to a local utility district in Fresno, California.

For the six months ended June 30, 2017, land development revenue decreased by $0.9 million, as compared to the six months ended June 30, 2016. During six months ended June 30, 2017, land development consisted of the sale of one lot in our Red Hawk community and the recognition of deferred revenue in our Meadowood community, both located in Fresno County in California, during the first quarter of 2017.

Cost of Sales

Cost of sales in our homebuilding segment for the three months ended June 30, 2017 increased by $25.0 million, or 37.6%, as compared to the three months ended June 30, 2016. Of this increase, $21.0 million was due to the increase in the number of homes delivered and $3.9 million was due to the increase in the average cost per unit delivered and therefore cost per home sold during the three months ended June 30, 2017. In addition, $0.3 million of impairment was included in homebuilding cost of sales for the three and six months ended June 30, 2016.

For the six months ended June 30, 2017, cost of sales in our homebuilding segment increased by $45.4 million, or 37.1%, as compared to the six months ended June 30, 2016. Of this increase, $40.8 million was due to the increase in the number of homes delivered, $4.4 million was due to the increase in the average cost per unit delivered and therefore cost per home sold, and $0.1 million was due to real estate inventories impairment charges during the six months ended June 30, 2017.

Cost of sales in our land development segment for the three months ended June 30, 2017, decreased by $0.1 million as a result of no land sales and $0.1 million in abandonment charges as compared to the three months ended June 30, 2016..

For the six months ended June 30, 2017, cost of sales in our land development segment also decreased by $0.1 million, as compared to the six months ended June 30, 2016. Abandonment charges during the six months ended June 30, 2017 was $0.2 million.

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

Gross Margin (“GM”) and Adjusted Gross Margin (“Adjusted GM”)

Homebuilding gross margin percentage during the three months ended June 30, 2017, increased 1.2%, as compared to the three months ended June 30, 2016. The increase in homebuilding gross margin during the three months ended June 30, 2017 was primarily due to: (1) our ability to move sales prices higher coupled with our ability to contain the impact of increasing labor and material costs, and (2) our ability to use sales price as a means to balance demand and our building capacity. Homebuilding adjusted gross margin percentage during the three months ended June 30, 2017 increased 1.1%, as compared to the three months ended June 30, 2016. The increase in homebuilding adjusted gross margin during the three months ended June 30, 2017 was primarily due to lower financing costs.

For the six months ended June 30, 2017, homebuilding gross margin percentage increased 1.0%, as compared to the six months ended June 30, 2016. Homebuilding adjusted gross margin percentage during the six months ended June 30, 2017 increased 1.1%, as compared to the six months ended June 30, 2016.

Land Development Gross Margin

For the three months ended June 30, 2017, we did not sell any land, but recognized $0.1 million in abandonment charges, included as part of cost of sales - land development, in our Southeast operating segment. Land development gross margin and adjusted gross margin percentages during the three months ended June 30, 2016 were negative 65.7% and positive 98.3%, respectively, primarily due to $2.4 million in real estate impairment charges in our Sundance community located in Bakersfield, California, (“Sundance ”) and $0.1 million in abandonment charges, both included as part of cost of land development.

Land development gross margin and adjusted gross margin percentages during the six months ended June 30, 2017 were negative 16.3% and positive 27.0%, respectively, as compared to negative 98.1% and positive 95.4% during the six months ended June 30, 2016, respectively. For the six months ended June 30, 2017, $0.2 million in abandonment charges were included as part of cost of sales - land development. For the six months ended June 30, 2016, cost of sales - land development included the real estate impairment charge on our Sundance community coupled with a decision to abandon a number of land acquisition opportunities.

The following table provides a reconciliation of adjusted gross margin information to gross margin information the most comparable GAAP financial measure:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	%	2016	%	2017	%	2016	%

Consolidated Gross Margin & Adjusted Gross Margin
Revenue	$113,252	100.0%	$82,837	100.0%	$207,751	100.0%	$151,063	100.0%
Cost of sales	91,439	80.7%	68,992	83.3%	168,670	81.2%	125,659	83.2%
Gross margin	21,813	19.3%	13,845	16.7%	39,081	18.8%	25,404	16.8%
Add: interest in cost of sales	2,735	2.4%	1,936	2.3%	5,095	2.5%	3,475	2.3%
Add: impairment and abandonment charges	102	0.1%	2,452	3.0%	306	0.1%	2,871	1.9%
Adjusted gross margin(1)	$24,650	21.8%	$18,233	22.0%	$44,482	21.4%	$31,750	21.0%
Consolidated gross margin percentage	19.3%		16.7%		18.8%		16.8%
Consolidated adjusted gross margin percentage(1)	21.8%		22.0%		21.4%		21.0%

Homebuilding Gross Margin & Adjusted Gross Margin
Homebuilding revenue	$113,252	100.0%	$81,415	100.0%	$207,255	100.0%	$149,641	100.0%
Cost of home sales	91,337	80.6%	66,636	81.8%	168,093	81.1%	122,842	82.1%
Homebuilding gross margin	21,915	19.4%	14,779	18.2%	39,162	18.9%	26,799	17.9%
Add: interest in cost of home sales	2,735	2.4%	1,790	2.2%	5,084	2.5%	3,329	2.2%
Add: impairment and abandonment charges	—	—%	266	0.3%	102	—%	266	0.2%
Adjusted homebuilding gross margin(1)	$24,650	21.8%	$16,835	20.7%	$44,348	21.4%	$30,394	20.3%
Homebuilding gross margin percentage	19.4%		18.2%		18.9%		17.9%
Adjusted homebuilding gross margin percentage(1)	21.8%		20.7%		21.4%		20.3%

Land Development Gross Margin & Adjusted Gross Margin
Land development revenue	$—	—%	$1,422	100.0%	$496	100.0%	$1,422	100.0%
Cost of land development sales	102	—%	2,356	165.7%	577	116.3%	2,817	198.1%
Land development gross margin	(102)	—%	(934)	(65.7)%	(81)	(16.3)%	(1,395)	(98.1)%
Add: interest in cost of land development	—	—%	146	10.3%	11	2.2%	146	10.3%
Add: impairment and abandonment charges	102	—%	2,186	153.7%	204	41.1%	2,605	183.2%
Adjusted land development gross margin(1)	$—	—%	$1,398	98.3%	$134	27.0%	$1,356	95.4%
Land development gross margin percentage	—%		(65.7)%		(16.3)%		(98.1)%
Adjusted land development gross margin percentage(1)	—%		98.3%		27.0%		95.4%

*	Percentages may not add due to rounding.

(1)	Adjusted gross margin, adjusted homebuilding gross margin and adjusted land development gross margin are non-GAAP financial measures.

Sales and Marketing, and General and Administrative Expenses

Our operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

As a percentage of total revenue
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales and marketing	5.5%	5.6%	5.5%	5.8%
G&A	8.7%	8.7%	8.8%	9.6%
Total SG&A	14.2%	14.4%	14.3%	15.4%

* Percentages may not add due to rounding.

Sales and marketing expense for the three and six months ended June 30, 2017 increased approximately $1.6 million and $2.6 million, respectively, or 33.3% and 30.0%, respectively, as compared to the three and six months ended June 30, 2016. The increase in sales and marketing expense during the three and six months ended June 30, 2017 was primarily attributable to the increase of 31.5% and 33.2%, respectively, in the number of homes delivered and the associated commission and closing cost expenses on these deliveries, most notably in our West operating segment. As a percentage of total revenue, sales and marketing expenses slightly decreased primarily due to the 36.7% and 37.5% increase in total revenue during the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016.

G&A expenses for the three and six months ended June 30, 2017 increased by approximately $2.6 million and $3.9 million, respectively, or 36.6% and 26.7%, respectively, as compared to the three and six months ended June 30, 2016. The primary reason for the increase in G&A expense during the three and six months ended June 30, 2017 was an increase in bonus expense as a result of the Company’s increased earnings during the quarter coupled with an increase in legal fees outside the ordinary course of business, including the merger agreement with Century Communities. For the three and six months ended June 30, 2016, G&A expense included increased compensation expense as a result of severance expense and bonus accrual partially offset by a decline in stock based compensation expense.

As a percentage of revenue, G&A expenses remained constant at 8.7% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, G&A expenses as a percentage of revenue decreased by 8.3% primarily due to the revenue growth and our continued focus to manage G&A expenses tightly. Excluding the legal fees outside the ordinary course of business of $1.7 million and $2.1 million during the three and six months ended June 30, 2017, respectively, G&A expenses as a percentage of revenue would have been 7.2% and 7.8%, respectively, a decrease by 17.2% and 18.8%, respectively, as compared to the three and six months ended June 30, 2016.

Other Income

Other income during the three and six months ended June 30, 2017 increased by approximately $16,000 and $449,000, respectively, as compared to the three and six months ended June 30, 2016, primarily due to the extinguishment of debt.

Provision for Income Taxes

For the three and six months ended June 30, 2017, a provision for income taxes of $0.9 million and $1.5 million, respectively, were recorded as compared to $141,000 and $147,000 for the three and six months ended June 30, 2016, respectively. The difference in the amount of taxes recorded period over period is driven primarily as a result of the full valuation allowance we maintained on our deferred tax assets as of June 30, 2016. As of December 31, 2016 we concluded that it was more likely than not that we would realize the benefit of our deferred tax assets and, as such, the valuation allowance was reversed. See Note 12, “Income Taxes” and Note 1, “Organization, Basis of Presentation and Summary of Significant Accounting Policies--Income Taxes” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a further discussion of income taxes.

Net Income and Earnings per Share of Class A Common Stock

Our net income and earnings per share of Class A common stock for the three and six months ended June 30, 2017 and 2016 were as follows:

As a result of the foregoing factors, our net income for the three and six months ended June 30, 2017 increased $3.1 million and $6.3 million, respectively, as compared to the three and six months ended June 30, 2016.

Net income attributable to UCP, Inc. for the three and six months ended June 30, 2017 increased $0.9 million and $2.0 million, respectively, as compared to the three and six months ended June 30, 2016.

EPS of UCP, Inc. Class A common stock for the three months ended June 30, 2017 was $0.20 per basic and $0.20 per diluted share, as compared to $0.09 per basic share and diluted share for the three months ended June 30, 2016.

For the six months ended June 30, 2017, EPS of UCP, Inc. Class A common stock was $0.35 per basic share and diluted share, as compared to $0.10 per basic share and diluted share during six months ended June 30, 2016.

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

	Three months ended June 30,
	2017			2016
(Dollars in thousands)	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$95,798	$19,545	20.4%	$68,015	$12,708	18.7%
Southeast	17,454	2,370	13.6%	13,400	2,071	15.5%
Total homebuilding	113,252	21,915	19.4%	81,415	14,779	18.2%
Land development
West	—	—	—%	1,422	(884)	(62.2)%
Southeast	—	(102)	—%	—	(50)	—%
Total land development	—	(102)	—%	1,422	(934)	(65.7)%
Total	$113,252	$21,813	19.3%	$82,837	$13,845	16.7%

	Six months ended June 30,
	2017			2016
(Dollars in thousands)	Revenues	Gross Margin	GM %	Revenues	Gross Margin	GM %
Homebuilding
West	$172,768	$34,234	19.8%	$124,774	$23,022	18.5%
Southeast	34,487	4,928	14.3%	24,867	3,777	15.2%
Total homebuilding	207,255	39,162	18.9%	149,641	26,799	17.9%
Land development
West	496	41	8.3%	1,422	(1,006)	(70.7)%
Southeast	—	(122)	—%	—	(389)	—%
Total land development	496	(81)	(16.3)%	1,422	(1,395)	(98.1)%
Total	$207,751	$39,081	18.8%	$151,063	$25,404	16.8%

As previously discussed, the higher gross margin for the three and six months ended June 30, 2017, as compared to the same period in 2016, was the result of the Company’s ability to raise sales prices in excess of cost increases.

Homebuilding Operations

The following charts and tables present information concerning homes delivered, ASP and revenue for our homebuilding operations by our West and Southeast operating segments for the three and six months ended June 30, 2017 and 2016:

The increase in the ASP of a home delivered in our West operating segment during the three months ended June 30, 2017 was largely a result of product and geographic mix with an increase in the percentage of total homes delivered to 76.4% from 72.6% in the prior period.

Three Months Ended June 30, 2017
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$95,798	84.6%	198	76.4%	$484
Southeast	17,454	15.4%	61	23.6%	286
Total	$113,252	100.0%	259	100.0%	$437

Three Months Ended June 30, 2016
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$68,015	83.5%	143	72.6%	$476
Southeast	13,400	16.5%	54	27.4%	248
Total	$81,415	100.0%	197	100.0%	$413

Six Months Ended June 30, 2017
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$172,768	83.4%	359	74.0%	$481
Southeast	34,487	16.6%	126	26.0%	274
Total	$207,255	100.0%	485	100.0%	$427

Six Months Ended June 30, 2016
Segment	Homebuilding Revenue (in thousands)	% of Total Homebuilding Revenue	Homes Delivered	% of Total Homes Delivered	ASP (in thousands)
West	$124,774	83.4%	258	70.9%	$484
Southeast	24,867	16.6%	106	29.1%	235
Total	$149,641	100.0%	364	100.0%	$411

For the three and six months ended June 30, 2017 and 2016, our West operating segment accounted for a majority of the percentage of homes closed. For the three and six months ended June 30, 2017, the increase in the percentage of homes closed in our West and Southeast operating segments reflect continued strong demand into 2017.

Land Development Operations

The following chart and table presents information concerning revenues and lots sold for our land development operations by our West and Southeast operating segments:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Segment	Land Development Revenue (in thousands)	Lots Sold	Land Development Revenue (in thousands)	Lots Sold	Land Development Revenue (in thousands)	Lots Sold	Land Development Revenue (in thousands)	Lots Sold
West	$—	—	$1,422	—	$496	1	$1,422	—
Southeast	—	—	—	—	—	—	—	—
Total	$—	—	$1,422	—	$496	1	$1,422	—

For the six months ended June 30, 2017, our West operating segment accounted for the one lot sold. For the three and six months ended June 30, 2016, land development revenue was related to the sale of a parcel of land to a local utility district in Fresno, California.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of capital for the three and six months ended June 30, 2017 and 2016 are funding our operating expenses, investing activities (principally acquiring and developing land, and building homes) and repaying liabilities. Our principal sources of liquidity are cash on hand, cash provided by operations and cash provided by financing activities (such as acquisition, development and construction financing). As of June 30, 2017, we had approximately $32.1 million of cash and cash equivalents, which includes $1.5 million of restricted cash. We also had available borrowing capacity on our acquisition, development and construction financing of $84.6 million, of which $12.8 million was immediately available and the remaining balance is available to fund project specific development activities as those progress during 2017.

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

We also believe that we have access to new sources of capital, as needed, to fund further investment in our business for land acquisitions and new development activities. As of June 30, 2017, our Debt to Total Capital and Net Debt to Total Capital, was 40.6% and 38.1%, respectively, providing us with significant financial flexibility.

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

We may redeem the 2017 Notes, in whole but not in part, at any time at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus an “applicable” premium.

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

As set forth below, as of June 30, 2017, we were in compliance with each of the Minimum Unlevered Asset Pool Test, the Minimum Net Worth Test, the Minimum Liquidity Test and the Consolidated Tangible Assets Test. Capitalized terms used in the following table shall have the meanings assigned thereto in the Indenture.

(In thousands, except percentages)	As of June 30, 2017	Requirement
Minimum Unlevered Asset Pool Test
Consolidated tangible assets	$422,857
Consolidated tangible assets subject to liens (1)	205,791
Consolidated tangible assets not subject to liens (1)	$217,066	≥ $ 50,000

Minimum Net Worth Test
Consolidated tangible assets	$422,857
Total indebtedness	159,565
Net worth	$263,292	≥ $ 175,000

Minimum Liquidity Test
Cash and cash equivalents	$32,057
Restricted cash (2)	1,547
Unrestricted cash and cash equivalents (2)	$30,510	≥ $ 15,000

Consolidated Tangible Assets Test		Requirement
Consolidated tangible assets as of June 30, 2017	$422,857
Consolidated tangible assets as of January 1, 2017	414,138
Increase in consolidated tangible assets during 2017 (3)	$8,719	Δ ≥ ( $25,000)

Consolidated tangible assets as of June 30, 2017	$422,857
Consolidated tangible assets as of October 21, 2014	293,784
Increase in consolidated tangible assets since October 21, 2014 (3)(4)	$129,073	Δ ≥ ($50,000)

Funded Debt to Tangible Assets Ratio Test
Funded debt as of June 30, 2017	$159,565
Consolidated tangible assets as of June 30, 2017	422,857
Funded debt to tangible assets ratio	38%	≤ 45%

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
In addition, (i) as of June 30, 2017 no Default or Event of Default (as such terms are defined in the Indenture) had occurred under the Indenture; (ii) all Asset Dispositions (as defined in the Indenture) made under the “Asset Disposition” covenant contained in the Indenture (Section 3.10) during the three months ended June 30, 2017 were made in compliance with such covenant; and (iii) any Restricted Payments (as defined in the Indenture) made during the three months ended June 30, 2017 complied in all respects with the requirements of the “Restricted Payments” covenant contained in the Indenture (Section 3.19).

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

Debt-to-Capital and Net Debt-to-Capital Ratios

The following table provides a reconciliation of our net debt-to-capital ratio to the most comparable GAAP financial measure:

(Dollars in thousands)	As of June 30, 2017	As of December 31, 2016
Debt	$159,565	$160,994
Equity	233,752	226,886
Total capital	$393,317	$387,880
Ratio of debt-to-capital	40.6%	41.5%
Debt	$159,565	$160,994

Net cash and cash equivalents	$32,057	$42,478
Less: restricted cash and minimum liquidity requirement	16,547	16,547
Unrestricted cash and cash equivalents	$15,510	$25,931

Net debt	$144,055	$135,063
Equity	233,752	226,886
Total adjusted capital	$377,807	$361,949
Ratio of net debt-to-capital (1)	38.1%	37.3%

(1)	The ratio of net debt-to-capital is a non-GAAP financial measure.

Cash Flows - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Our comparison of cash flows for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, is as follow (in thousands):

Cash flows used in operating activities decreased by $2.9 million as compared to 2016 primarily due to the following:

•
We generated $9.6 million of net income before non-cash expenses of stock-based compensation, impairment and abandonment charges on real estate inventories, as well as, depreciation and amortization as compared to net income before non-cash expenses of $5.7 million for the same period during 2016.

•
We used $17.8 million to finance an increase in real estate inventories, an increase of $2.1 million as compared to the same period during 2016. The increase in inventories was primarily attributable to a $31.5 million increase in the amount of homes completed or under construction and $17.5 million increase in the amount of land held and land under development, partially offset by a $32.2 million decrease in finished lots during the 2017 period. As of June 30, 2017, we had 588 homes in inventory as compared to 492 homes in inventory as of June 30, 2016.

•
We generated $1.6 million in other assets and receivables during the six months ended June 30, 2017, as compared to $0.3 million we used to finance growth in other assets and receivables during the same period in 2016.

Cash flows used in investing activities increased $0.1 million as compared to 2016 primarily due to the following:

•	We increased our purchases of fixed assets by $0.1 million during the six months ended June 30, 2017, as compared to the same period in 2016.

Cash flows used in financing activities increased $6.3 million as compared to 2016 primarily due to the following:

•
We decreased our net borrowings by $8.1 million as compared to the same period in 2016. The net borrowings during the six months ended June 30, 2017 were proceeds from acquisition, development and construction loans which totaled $84.1 million while repayments on these loans totaled $85.8 million.

•	We incurred $1.2 million in debt issuance costs for the six months ended June 30, 2017, as compared to $0.1 million for the same period during 2016.

•
We paid $1.9 million in a cash tax distribution to our noncontrolling interest (i.e. PICO) during the six months ended June 30, 2017. For the same period in 2016, we paid $4.8 million in a cash tax distribution to our noncontrolling interest.

As of June 30, 2017, our cash, cash equivalents and restricted cash balance was $32.1 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk related to fluctuations in interest rates on our variable interest rate debt, which consists of our secured acquisition, construction and development loans. As of June 30, 2017, we had approximately $78.0 million of variable interest rate debt outstanding (or 48.8% of total indebtedness) with a weighted average interest rate of 4.80% per annum. If interest rates on our variable interest rate debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $78,000. We did not hedge our exposure to changes in interest rates with swaps, forward or option contracts on interest rates, or other types of derivative financial instruments during the three months ended June 30, 2017. However, we may choose to hedge our exposure to changes in interest rates with these or other types of instruments in the future if, for example, we incur significant amounts of additional variable rate debt. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Based on the current amount and terms of our variable interest rate debt, we do not believe that the future changes in interest rates will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our Class A common stock made during the three months ended June 30, 2017:

Period	Total number of shares of Class A common stock purchased (a)	Average price paid per share of Class A common stock (a)	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs (b)	Maximum dollar value of shares of Class A common stock that may yet be purchased under the plans or programs (c)
April 1 to April 30, 2017	—	$—	—	$3,750,011
May 1 to May 31, 2017	—	$—	—	$3,750,011
June 1 to June 30, 2017	—	$—	—	$3,750,011
Total	—	$—	—	$3,750,011

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

(c)
Under the Stock Repurchase Program, which was established on June 6, 2016, management is authorized to purchase up to $5.0 million of Class A common stock through June 1, 2018. During the three months ended June 30, 2017, there were no shares of Class A common stock repurchased.

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

UCP, Inc.

Date:	August 3, 2017	By:	/s/	James M. Pirrello

James M. Pirrello
Chief Financial Officer, Chief Accounting Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)